Form 10-K
period 2024-12-31
ANNALY CAPITAL MANAGEMENT INC
filed 2025-02-13
CIK 1043219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  December 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No  ☑
At June 30, 2024, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $9.5 billion, based on the closing sales price of the registrant’s common stock on such date as reported on the New York Stock Exchange.
The number of shares of the registrant’s common stock outstanding on January 31, 2025 was 578,357,904.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2024.  Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

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

Website and Social Media Disclosure
We use our website (www.annaly.com) and LinkedIn account (www.linkedin.com/company/annaly-capital-management) as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about Annaly when you enroll your email address by visiting the “News & Insights” section of our website, then clicking on “Subscribe” and completing the email notification form. Our website, any alerts and social media channels are not incorporated into this annual report on Form 10-K.

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
For more information refer to the Note titled “Segments” in the Notes to the Consolidated Financial Statements included in Item 15. “Exhibits, Financial Statement Schedules.”
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
Strategic Relationships
A key element of our strategy is to establish and grow strategic relationships with industry leading partners in order to develop and broaden access to quality originations flow as well as to leverage third party operations to efficiently manage operating costs, all in an effort to generate attractive risk-adjusted returns for our shareholders. Additionally, we have attracted capital partners to our business, augmenting our public capital markets efforts, which has resulted in increased scale without sacrificing balance sheet liquidity. Certain of our strategic relationships also afford us the opportunity to support communities through socially responsible investing.
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
Our portfolio composition and capital allocation at December 31, 2024 and 2023 were as follows:

	December 31, 2024		December 31, 2023
Asset Classes	Percentage of Portfolio	Capital Allocation (2)	Percentage of Portfolio	Capital Allocation (2)
Agency (1)(2)	87%	59%	88%	61%
Residential Credit (2)	9%	22%	9%	21%
MSR (2)	4%	19%	3%	18%
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS
facilities, corporate bond issuance, convertible bonds, or other liabilities. Equity capital primarily consists of common and preferred stock.
We finance our Agency mortgage-backed securities and residential credit investments primarily with repurchase agreements. We seek to diversify our exposure and limit concentrations by entering into repurchase agreements with multiple counterparties. We enter into repurchase agreements with broker-dealers, commercial banks and other lenders that typically offer this type of financing. We enter into collateralized borrowings with financial institutions meeting internal credit standards and we monitor the financial condition of these institutions on a regular basis. At December 31, 2024, we had $65.7 billion of repurchase agreements outstanding.
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
To reduce our liquidity risk. we maintain a laddered approach to our repurchase agreements. At December 31, 2024, the weighted average days to maturity was 32 days.
We also finance our investments in residential mortgage loans through the issuance of securitization transactions sponsored by our wholly-owned subsidiary Onslow Bay Financial LLC (“Onslow Bay”) under the Onslow Bay private-label securitization program (“OBX”). We are a programmatic securitization sponsor of new origination, residential whole loans with 72 deals as of December 31, 2024 comprising $31.0 billion of issuance since the beginning of 2018. During the year ended December 31, 2024, we issued 21 OBX securitizations backed by $11.0 billion of residential whole loans.
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
The following table presents our leverage and capital ratios as of the periods presented.

	December 31, 2024	December 31, 2023
GAAP leverage ratio	7.1:1	6.8:1
Economic leverage ratio *	5.5:1	5.7:1
GAAP capital ratio	12.3%	12.2%
Economic capital ratio *	14.6%	14.0%
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS
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

Information about our Executive Officers
The following table sets forth certain information as of February 13, 2025 concerning our executive officers:

Name	Age	Title
David L. Finkelstein	52	Chief Executive Officer and Co-Chief Investment Officer
Serena Wolfe	45	Chief Financial Officer
Steven F. Campbell	52	President and Chief Operating Officer
Anthony C. Green	50	Chief Corporate Officer, Chief Legal Officer and Secretary

David L. Finkelstein has served as the Chief Executive Officer of Annaly since March 2020 and Co-Chief Investment Officer since January 2025. From November 2022 until January 2025, Mr. Finkelstein served as Annaly’s Chief Investment Officer, a role he also held from November 2016 until December 2021. Mr. Finkelstein also served as Annaly’s President from March 2020 until December 2022. Prior to that, Mr. Finkelstein served as Annaly’s Chief Investment Officer, Agency and RMBS beginning in February 2015 and as Annaly’s Head of Agency Trading beginning in August 2013.  Prior to joining Annaly in 2013, Mr. Finkelstein served for four years as an Officer in the Markets Group of the Federal Reserve Bank of New York where he was the primary strategist and policy advisor for the MBS purchase program. Mr. Finkelstein has over 25 years of experience in fixed income investments. Prior to the Federal Reserve Bank of New York, Mr. Finkelstein held Agency MBS trading positions at Salomon Smith Barney, Citigroup Inc. and Barclays PLC. Mr. Finkelstein is a member of the Treasury Market Practices Group sponsored by the Federal Reserve Bank of New York, as well as a member of the Financial Sector Advisory Council of the Federal Reserve Bank of Dallas. Mr. Finkelstein received his B.A. in Business Administration from the University of Washington and his M.B.A. from the University of Chicago, Booth School of Business. Mr. Finkelstein also holds the Chartered Financial Analyst® designation.
Serena Wolfe has served as Chief Financial Officer of Annaly since December 2019. Prior to joining Annaly in 2019, Ms. Wolfe served as a Partner at Ernst & Young (“EY”) since 2011 and as its Central Region Real Estate Hospitality & Construction (“RHC”) leader from 2017 to November 2019, managing the go-to-market efforts and client relationships across the sector. Ms. Wolfe was previously also EY’s Global RHC Assurance Leader. Ms. Wolfe practiced with EY for over 20 years, including six years with EY Australia and 16 years with the U.S. practice. Ms. Wolfe currently serves on the board of Lennar Corporation. Ms. Wolfe graduated from the University of Queensland with a Bachelor of Commerce in Accounting. She is a Certified Public Accountant in the states of New York and California.
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
Anthony C. Green has served as Chief Corporate Officer of Annaly since January 2019 and as Chief Legal Officer and Secretary of Annaly since March 2017. Mr. Green previously served as Annaly’s Deputy General Counsel from 2009 until February 2017. Prior to joining Annaly, Mr. Green was a partner in the Corporate, Securities, Mergers & Acquisitions Group at the law firm K&L Gates LLP. Mr. Green has over 25 years of experience in corporate and securities law. Mr. Green holds a

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS
B.A. in Economics and Political Science from the University of Pennsylvania and a J.D. and LL.M. in International and Comparative Law from Cornell Law School.
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
As of December 31, 2024, we had 191 employees.
Our People and Culture
Our employees are the driving force behind Annaly’s success, and we are committed to promoting their well-being, engagement, and development to help them reach their highest potential. Our culture is focused on fostering a diverse, inclusive, and rewarding work environment for all employees, with ongoing opportunities for career development, wellness, support, and empowerment.
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

Diversity, Equity & Inclusion
The diversity of our employees enables our company to cultivate innovation, fresh perspectives, and adaptability. Diversity, equity, and inclusion are essential tenets of our corporate culture. Our Human Capital Team, in coordination with an Inclusion Support Committee of Executive Sponsors, is responsible for overseeing and continuing to advance our diversity, equity and inclusion initiatives.
We are committed to promoting diversity, including gender and racial/ethnic diversity, across all levels of our company. With 57% of our Operating Committee and 61% of our overall population as of December 31, 2024 identifying as either female and/or racially/ethnically diverse, we are driven by the belief that having a diverse group of employees supports our continued long-term success. Hosting over 50 community building events in 2024, our seven employee network groups, which include the Women’s Interactive Network (“WIN”), the Asian American and Pacific Islander Employee Network, the Black Employee Network, the Latin American Employee Network, the disAbility Network, the Veteran’s Employee Network, and the Annaly Pride Network, continue to evolve and advance. These employee networks help strengthen our inclusive culture by fostering a sense of belonging and engagement through targeted development and networking opportunities, knowledge exchanges, mentorship, coaching and volunteer efforts.
Additionally, we recognize and understand that education, candid conversations, and continued training are key to embedding and advancing diversity, equity, and inclusion within our organization and culture. To further promote and foster such a foundation, our efforts also include offering firm-wide training on topics such as unconscious bias, allyship, and inclusive leadership. To that end, we have hosted various forums for employees to openly discuss their views and have provided opportunities for employee connection and networking, as well as actively sought feedback through periodic employee surveys.
Compensation, Benefits and Wellness
Our employee compensation program includes base salary, annual incentive bonuses, and stock-based awards. Employee compensation packages are designed to both align employee and stockholder interests and to provide incentives to attract, retain and motivate talented employees.
In addition, we invest in a wide range of benefits and wellness initiatives that support healthy lifestyles and choices for our employees. We offer benefits including health and insurance coverage, health savings and flexible spending accounts,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS
telemedicine benefits, 401(k) plans, paid time off, and family care resources. We also sponsor a wide range of initiatives that promote employee wellness and mental well-being, including access to talk therapy, health coaching, stress management support as well as a dedicated Wellness Week that includes a number of health and wellness related activities and seminars. Over the last few years, we have enhanced our parental and family care benefits to provide extended leave and fertility assistance.
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
To promote a sense of purpose, accountability and broader exposure, we offer networking opportunities across our company, which include senior leader-led small group sessions as well as one-on-one employee knowledge share sessions. More broadly, we continue to offer firmwide learning sessions that focus on core business strategies and initiatives to foster holistic and inclusive learning.
Corporate and Employee Philanthropy and Volunteerism
Our corporate giving has been focused on high-impact programs that seek to advance social issues we are committed to, including combating homelessness and advancing the professional development of women and underrepresented groups in finance. Annaly and our employees endeavor to meaningfully contribute to the communities where we live, work and invest by partnering with well-established non-profit organizations and through Annaly’s corporate giving, employee volunteerism and our employee charity match program.

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
We regularly monitor our investments and the income from these investments and, to the extent we enter into hedging transactions, we monitor income from our hedging transactions as well, so as to ensure at all times that we maintain our qualification as a REIT, our exemption from registration under the Investment Company Act and our exemption from registration as a commodity pool operator (“CPO”) with the U.S. Commodity Futures Trading Commission (“CFTC”).
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS
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
We also have a subsidiary that operates as a licensed mortgage aggregator and master servicer, which subjects it to individual state licensing laws and to supervision and examination by federal authorities, including the Consumer Financial Protection Bureau (“CFPB”), the U.S. Department of Housing and Urban Development (“HUD”), the SEC as well as various state licensing, supervisory and administrative agencies. We and our subsidiaries must also comply with a large number of federal, state and local consumer protection laws including, among others, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, Real Estate Settlement Procedures Act, the Truth in Lending Act, and the Fair Credit Reporting Act, as well as state foreclosure laws and federal and local bankruptcy rules. These laws and regulations, which are frequently amended and adjusted, have, in recent years, led to an increase in both the scope of the requirements and the intensity of the supervision to which we are subject.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS
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
•Our executive officers are subject to two clawback policies, one that covers financial restatements and another that covers misconduct.
•Our executive officers and directors are subject to stock ownership guidelines and holding restrictions.
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
•We may exceed our overall Company target leverage ratios.
•We may not be able to consistently achieve our optimal leverage.
•Failure to procure or renew funding on favorable terms, or at all, affects our results and financial condition.
•Effectively managing our liquidity affects our results and financial condition.
•Volatile market conditions for our assets can result in contraction in liquidity for those assets and the related financing.
•An increase in the interest payments on our borrowings relative to the interest we earn on our interest earning assets adversely affects our profitability.
•Differences in timing of interest rate adjustments on our interest earning assets and our borrowings affect our profitability.
•It may be uneconomical to “roll” our TBA dollar roll transactions or we may be unable to meet margin calls on our TBA contracts.
•Our use of derivatives exposes us to counterparty and liquidity risks.
•Securitizations expose us to additional risks.
•Our use of non-recourse securitizations exposes us to risks which could result in losses to us.
•Counterparties may require us to enter into restrictive covenants.
•We may be unable to profitably execute or participate in future securitization transactions.
Risks of Ownership of Our Common Stock
•Our charter does not permit ownership of over 9.8% in number of shares or value of our common stock or any class of our preferred stock.
•Provisions contained in Maryland law have anti-takeover effects, potentially preventing investors from receiving a “control premium” for their shares.
•We have not established a minimum dividend payment level and cannot assure stockholders of our ability to pay dividends in the future.
•Our reported GAAP financial results may not be an accurate indicator of future taxable income and dividend distributions.
Compliance, Regulatory & Legal Risks
•Accounting rules related to certain of our transactions are highly complex and involve significant judgment and assumptions. Our application of GAAP produces financial results that fluctuate from one period to another.
•Any new laws modifying the relationship between Fannie Mae, Freddie Mac and the federal government could affect our business model or business operations.
•The Truth in Lending Act or other similar consumer protection laws and regulations expose an owner of whole mortgage loans and mortgage servicing rights to potential civil and administrative liability.
•Our Residential Credit and MSR businesses are subject to complex and evolving legal and regulatory requirements, including how we oversee and are responsible for the actions of our third-party service providers, which exposes us to increased compliance, legal, and regulatory risk.
•Changes in laws or regulations governing our operations or our failure to comply with those laws or regulations affects our business.
•The focus on environmental, social, and governance and climate change issues by some investors, governmental bodies and other stakeholders, as well as existing and proposed laws and regulations related to these topics, and any divergence in the approach to these subjects by investors, governmental bodies and other stakeholders, affects our business, financial results and reputation.
•We are subject to complex and evolving laws, regulations, rules, standards and contractual obligations regarding data privacy and security, which increases the cost of doing business, compliance risks and potential liability.
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
•We have flexibility to pay dividends in our own stock.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors
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
Counterparty Risks
•The soundness of our counterparties and other financial institutions affects us.
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
•Investments in MSR expose us to additional risks.
•A prolonged economic slowdown or declining real estate values could impair the assets we may own.
•An increase in interest rates adversely affects the market value of our interest earning assets and, therefore, also our book value.
•Actions by the Federal Reserve may affect the price and returns of our assets.
•We invest in securities that are subject to mortgage credit risk.
•Our investments in real estate and other securities are subject to changes in credit spreads as well as available market liquidity, which affect our ability to realize gains on the sale of such investments.
•Geographic concentration exposes investors to greater risk of default and loss.
•Inadequate property insurance coverage impacts on our operating results.
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
•Proposals to acquire mortgage loans by eminent domain affect the value of our assets.
•Subordinated tranches of non-Agency mortgage-backed securities are subordinate in right of payment to more senior securities.
•Our hedging strategies may be costly, and may not hedge our risks as intended.
•We are subject to risks of loss from weather conditions, man-made or natural disasters and the direct and indirect effects of climate change.
Operational and Cybersecurity Risks
•Reliance on inaccurate models or the data used by models exposes us to risk.
•We are highly dependent on information systems and networks, many of which are operated by third parties.
•Cyberattacks or other information security breaches of our Company’s, service providers’ or counterparties’ systems or networks affect our business, reputation and financial condition.
•We may utilize artificial intelligence, which could expose us to liability and affect our business.
•We depend on third party service providers, including mortgage loan servicers and sub-servicers, for a variety of services related to our business.
•Our investments in residential whole loans subject us to servicing-related risks.
•The performance of loans underlying our MSR related assets is affected by the performance of the related mortgage servicer.
•We are subject to prepayment rate risk.
•We are subject to reinvestment risk.
•Competition may affect availability and pricing of our target assets.
•We may enter into new lines of business, acquire other companies or engage in other strategic initiatives.
•Some of our investments, including those related to non-prime loans, involve credit risk.
•Any inability to attract, motivate and retain qualified talent, including our key personnel, affects us.
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
Because of our leverage, we have in the past and may in the future incur substantial losses if our borrowing costs increase, and we may be unable to execute our investment strategy if leverage is unavailable or is unavailable on attractive terms. The reasons our borrowing costs may increase or our ability to borrow may decline include, but are not limited to, the following:
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
Because of our leverage, a decline in the value of our interest earning assets has in the past and may in the future result in our lenders initiating margin calls. A margin call means that the lender requires us to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount of the borrowing. Borrowings secured by our fixed-rate mortgage-backed securities generally are more susceptible to margin calls as increases in interest rates tend to more negatively affect the market value of fixed-rate securities. Margin calls are most likely in market conditions in which the unencumbered assets that we would use to meet the margin calls have also decreased in value. The risks associated with margin calls are more acute during periods of economic slowdown or recession.
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

We may exceed our overall Company target leverage ratios.
We generally expect to maintain an overall Company economic leverage ratio of less than 10:1. However, we are not required to stay below this economic leverage ratio. We may exceed this ratio by incurring additional debt without increasing the amount of equity we have. For example, if we increase the amount of borrowings under our master repurchase agreements or other borrowing arrangements with our existing or new counterparties or the market value of our portfolio declines, our economic leverage ratio would increase. If we increase our economic leverage ratio, the adverse impact on our financial condition and results of operations from the types of risks associated with the use of leverage would likely be more severe. Our target economic leverage ratio is set for the portfolio as a whole, rather than separately for each asset type. The economic leverage ratio on Agency mortgage-backed securities has in the past and may in the future exceed the target ratio for the portfolio as a whole. Because credit assets are generally less levered than Agency mortgage-backed securities, at a given economic leverage ratio an increased allocation to credit assets generally means an increase in economic leverage on Agency mortgage-backed securities. The economic leverage on our Agency mortgage-backed securities is the primary driver of the risk of being unable to meet margin calls discussed above.

We may not be able to consistently achieve our optimal leverage.
We use leverage as a strategy to increase the return to our investors. However, we may not be able to consistently achieve our desired leverage if we determine that the leverage would expose us to excessive risk, our lenders do not make funding available to us at acceptable rates, or our lenders require that we provide additional collateral to cover our borrowings.
Failure to procure or renew funding on favorable terms, or at all, affects our results and financial condition.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

One or more of our lenders could be unwilling or unable to provide us with financing. This potentially increases our financing costs and reduces our liquidity. Furthermore, if any of our potential lenders or existing lenders are unwilling or unable to provide us with financing or if we are not able to renew or replace maturing borrowings, we could be forced to sell our assets at an inopportune time when prices are depressed. Our business, results of operations and financial condition have in the past and may in the future be materially affected by disruptions in the financial markets. We cannot assure you that these markets will remain an efficient source of financing for our assets. If our strategy is not viable, we will have to find alternative forms of financing for our assets, which may not be available. Further, as a REIT, we are required to distribute annually at least 90% of our REIT taxable income (subject to certain adjustments) to our stockholders and are, therefore, not able to retain significant amounts of our earnings for new investments. We cannot assure you that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us. If we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the market price of our common stock and our ability to make distributions to our stockholders. Moreover, our ability to grow will be dependent on our ability to procure additional funding. To the extent we are not able to raise additional funds through the issuance of additional equity or borrowings, our growth will be constrained.

Effectively managing our liquidity affects our results and financial condition.
Our ability to meet cash needs depends on many factors, several of which are beyond our control. Ineffective management of liquidity levels could cause us to be unable to meet certain financial obligations. Potential conditions that could impair our liquidity include: unwillingness or inability of any of our potential lenders to provide us with or renew financing, margin calls, additional capital requirements applicable to our lenders, a disruption in the financial markets or declining confidence in our creditworthiness or in financial markets in general. These conditions have in the past and may in the future force us to sell our assets at inopportune times or otherwise cause us to potentially revise our strategic business initiatives.

Volatile market conditions for our assets can result in contraction in liquidity for those assets and the related financing.
Our results of operations are materially affected by conditions in the markets for mortgages and mortgage-related assets, including Agency mortgage-backed securities, as well as the broader financial markets and the economy generally.
Significant adverse changes in financial market conditions can result in a deleveraging of the global financial system and the forced sale of large quantities of mortgage-related and other financial assets. Concerns over economic recession, pandemic diseases, geopolitical issues, trade wars, unemployment, inflation, government actions to combat inflation, rising interest rates, the availability and cost of financing, the mortgage market, the repurchase agreement market, a declining real estate market or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets.
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

An increase in the interest payments on our borrowings relative to the interest we earn on our interest earning assets adversely affects our profitability.
We generally earn money based upon the spread between the interest payments we earn on our interest earning assets and the interest payments we must make on our borrowings. Our profitability is affected if the interest payments on our borrowings increase relative to the interest we earn on our interest earning assets. A significant portion of our assets are longer-term, fixed-rate interest earning assets, and a significant portion of our borrowings are shorter-term, floating-rate borrowings. Periods of rising interest rates or a relatively flat or inverted yield curve could decrease or eliminate the spread between the interest payments we earn on our interest earning assets and the interest payments we must make on our borrowings.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

Differences in timing of interest rate adjustments on our interest earning assets and our borrowings affect our profitability.
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
•Secured Overnight Financing Rate (“SOFR”). A measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities, as published by the Federal Reserve Bank of New York.
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
There have in the past and may in the future be situations in which we are unable or unwilling to roll our TBA dollar roll positions. The TBA transaction could have a negative carry or otherwise be uneconomical, we may be unable to find counterparties with whom to trade in sufficient volume, or we may be required to collateralize the TBA positions in a way that is uneconomical. Because TBA dollar rolls represent implied financing, an inability or unwillingness to roll has effects similar to any other loss of financing. If we do not roll our TBA positions prior to the settlement date, we would have to take physical delivery of the underlying securities and settle our obligations for cash. We may not have sufficient funds or alternative financing sources available to settle such obligations. Counterparties may also make margin calls as the value of a generic TBA-eligible security (and therefore the value of the TBA contract) declines. Margin calls on TBA positions or failure to roll TBA positions could have the effects described in the liquidity risks described above.

Our use of derivatives exposes us to counterparty and liquidity risks.
Most swaps that we enter into must be executed on a Swap Extension Facility and/or be cleared by a Derivatives Clearing Organization (“DCO”), both of which are regulated by the CFTC. DCOs are subject to regulatory oversight and use extensive risk management processes, which result in expenses and collateral requirements for our swaps. We access the DCO through several Futures Commission Merchants (“FCMs”). For any cleared swap, we bear the credit risk of both the DCO and the relevant FCM, in the form of potential late or unrecoverable payments, potential difficulty or delay in accessing collateral that we have posted, and potential loss of any positive market value of the swap position. In the event of a default by the DCO or FCM, we also bear market risk, if the asset or liability being hedged is no longer effectively hedged.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

We also bear fees for use of the DCO and Swap Execution Facility, as well as risks associated with trade errors. Because the standardized swaps available on Swap Execution Facilities and cleared through DCOs are not fully customizable, we may bear basis risk from hedge positions that do not exactly reflect the interest rate risk on the asset being hedged.
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

Our use of non-recourse securitizations exposes us to risks which could result in losses to us.
We utilize non-recourse securitizations of our assets in mortgage loans, especially loans that we originate, when they are available. Prior to any such financing, we have in the past sought and may in the future seek to finance assets with relatively short-term facilities until a sufficient portfolio is accumulated. As a result, we would be subject to the risk that we would not be able to acquire, during the period that any short-term facilities are available, sufficient eligible assets to maximize the efficiency of a securitization. We also would bear the risk that we would not be able to obtain a new short-term facility or would not be able to renew any short-term facilities after they expire should we need more time to seek and acquire sufficient eligible assets for a securitization. In addition, conditions in the capital markets, including potential volatility and disruption in the capital and credit markets, may not permit a non-recourse securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. While we would intend to retain the non-investment grade tranches of securitizations and, therefore, still have exposure to any assets included in such securitizations, our inability to enter into such securitizations would increase our overall exposure to risks associated with direct ownership of such assets, including the risk of default. Our inability to refinance any short-term facilities would also increase our risk because borrowings thereunder would likely be recourse to us as an entity. If we are unable to obtain and renew short-term facilities or to consummate securitizations to finance our assets on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price.  To the extent that we are unable to obtain financing for our assets, and to the extent that we retain such assets in our portfolio, our returns on investment and earnings will be negatively impacted.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

Counterparties may require us to enter into restrictive covenants.
Certain lenders and counterparties impose restrictions on us that would affect our ability to incur additional debt, make certain allocations or acquisitions, allow liquidity or stockholders’ equity to fall below certain levels, increase leverage, make distributions to our stockholders, or redeem debt or equity securities, and may impact our flexibility to determine our operating policies and strategies. In some situations, these restrictions could be breached due to changes in the market value of our assets or liabilities. One way to avoid breaching certain of these restrictions is to sell assets or reduce leverage at an inopportune time. Failing to meet or satisfy any of these covenants is a default under these agreements, and our lenders or counterparties could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. A default under one agreement can trigger cross-default rights under other agreements. A default and resulting repayment acceleration could significantly reduce our liquidity, which could require us to sell our assets to repay amounts due and outstanding. This could also significantly harm our business, financial condition, results of operations and ability to make distributions, which could cause our share price to decline. A default could also significantly limit our financing alternatives such that we would be unable to pursue our leverage strategy, which could adversely affect our returns.

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
The price that investors in mortgage-backed securities will pay for securities issued in our securitization transactions also has a significant impact on the profitability of the transactions to us, and these prices are impacted by numerous market forces and factors. In addition, the underwriter(s) or placement agent(s) we select for securitization transactions, and the terms of their engagement, impacts the profitability of our securitization transactions. Also, transaction costs incurred in executing transactions impact the profitability of our securitization transactions and any liability that we may incur, or may be required to reserve for, in connection with executing a transaction can cause a loss to us. To the extent that we are not able to profitably execute future securitizations of residential mortgage loans or other assets, including for the reasons described above or for other reasons, it could have a material adverse impact on our business and financial results.

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

Provisions contained in Maryland law have anti-takeover effects, potentially preventing investors from receiving a “control premium” for their shares.
Provisions contained in our charter and bylaws, as well as the Maryland General Corporation Law (the “MGCL”), have anti-takeover effects that could delay, defer or prevent a takeover attempt, which may prevent stockholders from receiving a “control premium” for their shares. For example, these provisions may defer or prevent tender offers for our common stock or purchases of large blocks of our common stock, thereby limiting the opportunities for our stockholders to receive a premium for their common stock over then-prevailing market prices. These provisions include the following:
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
Generally, the cumulative net income we report over the life of an asset will be the same for GAAP and tax purposes, although the timing of this income recognition over the life of the asset could be materially different.  Differences exist in the accounting for GAAP net income and REIT taxable income that have in the past and may in the future lead to significant variances in the amount and timing of when income and losses are recognized under these two measures.  Due to these differences, our reported GAAP financial results could materially differ from our determination of taxable income.

Compliance, Regulatory & Legal Risks
Accounting rules related to certain of our transactions are highly complex and involve significant judgment and assumptions. Our application of GAAP produces financial results that fluctuate from one period to another.
Accounting rules for valuations of investments, mortgage loan sales and securitizations, investment consolidations, acquisitions of real estate and other aspects of our operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our stockholders. Changes in accounting interpretations or assumptions have in the past and may in the future impact our financial statements and our ability to prepare our financial statements in a timely fashion. Our inability to prepare our financial statements in a timely fashion in the future would likely adversely affect our share price significantly. The fair value at which our assets may be recorded may not be an indication of their realizable value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions. Further, fair value is only an estimate based on good faith judgment of the price at which an investment can be sold since market prices of investments can only be determined by negotiation between a willing buyer and seller. If we were to liquidate a particular asset, the realized value may be more than or less than the amount at which such asset was recorded. Accordingly, the value of our common shares has in the past and may in the future be adversely affected by our determinations regarding the fair value of our investments, whether in the applicable period or in the future. Additionally, such valuations may fluctuate over short periods of time.
We have made certain accounting elections which may result in volatility in our periodic net income, as computed in accordance with GAAP. For example, changes in fair value of certain instruments are reflected in GAAP net income (loss) while others are reflected in Other comprehensive income (loss).

Any new laws modifying the relationship between Fannie Mae, Freddie Mac and the federal government could affect our business model or business operations.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

In September 2008, Fannie Mae and Freddie Mac were placed into the conservatorship of the FHFA, their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008. In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, the U.S. Department of the Treasury entered into Preferred Stock Purchase Agreements with the FHFA and have taken various actions intended to provide Fannie Mae and Freddie Mac with additional liquidity in an effort to ensure their financial stability. For example, in September 2019, FHFA and the U.S. Department of the Treasury agreed to modifications to the Preferred Stock Purchase Agreements that will permit Fannie Mae and Freddie Mac to maintain capital reserves of $25 billion and $20 billion, respectively. In January 2025, the FHFA and the U.S. Department of the Treasury under the Biden Administration announced an agreement with each of Fannie Mae and Freddie Mac to modify the Preferred Stock Purchase Agreements to help ensure that the eventual release of Fannie Mae and Freddie Mac from conservatorship will be orderly and reflect certain existing practices. In addition, under a separate side letter from FHFA to the U.S. Department of the Treasury, FHFA will solicit public input, before releasing either Fannie Mae or Freddie Mac from conservatorship, regarding the potential impacts on the housing market and Fannie Mae and Freddie Mac.
Since Fannie Mae and Freddie Mac were placed in federal conservatorship, the guarantee payment structure of Fannie Mae and Freddie Mac in the U.S. housing finance market has been discussed and re-examined by regulators and administrations. Members of the Trump Administration have recently discussed changes to Fannie Mae and Freddie Mac, although any final changes or approach remains uncertain. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be eliminated or considerably limited relative to historical measurements. The U.S. Treasury could also stop providing credit support to Fannie Mae and Freddie Mac in the future. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes an Agency mortgage-backed security and could have broad adverse market implications. While the likelihood that major mortgage finance system reform will be enacted in the short term remains uncertain due to political and practical complexities of the topic, it is possible that the adoption of any such reforms could adversely affect the types of assets we can buy, the costs of these assets and our business operations. A reduction in the ability of mortgage loan originators to access Fannie Mae and Freddie Mac to sell their mortgage loans may adversely affect the mortgage markets generally and adversely affect the ability of mortgagors to refinance their mortgage loans. In addition, any decline in the value of securities issued by Fannie Mae and Freddie Mac may affect the value of MBS in general. If Fannie Mae or Freddie Mac was eliminated, or their structures were to change in a material manner that is not compatible with our business model, we would not be able to acquire Agency mortgage-backed securities from these entities, which could adversely affect our business operations.

The Truth in Lending Act or other similar consumer protection laws and regulations expose an owner of whole mortgage loans and mortgage servicing rights to potential civil and administrative liability.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

The CFPB and other regulators (including the Federal Trade Commission) have provided multiple forms of guidance and promulgated multiple rules on the general subject of what the CFPB refers to as “junk fees.” For example, in April 2024, the CFPB took certain actions intended to stop illegal “junk fees” in the mortgage servicing industry, and in May 2024, the CFPB launched a public inquiry into “junk fees” associated with mortgage closing costs. It is possible that industry standard charges could be impacted through future regulatory action. The cost of whole loans and the servicing income derived from owning MSR could be affected by the CFPB categorizing any currently permissible fee or charge as “junk.”

Our Residential Credit and MSR businesses are subject to complex and evolving legal and regulatory requirements, including how we oversee and are responsible for the actions of our third-party service providers, which exposes us to increased compliance, legal, and regulatory risk.
While we are not required to obtain licenses to purchase mortgage-backed securities, the purchase of residential mortgage loans and certain business purpose mortgage loans in the secondary market requires us to maintain various state licenses. Acquiring the right to service residential mortgage loans and certain business purpose mortgage loans also requires us to maintain various state licenses, even though we currently do not expect to directly engage in loan servicing ourselves. Furthermore, we are required to comply with various information reporting and other regulatory requirements to maintain our licenses, and there is no assurance that we will be able to satisfy those requirements or other regulatory requirements applicable to our businesses of acquiring and servicing mortgage loans on an ongoing basis. Our failure to obtain or maintain required licenses or our failure to comply with regulatory requirements that are applicable to our businesses of acquiring and servicing mortgage loans may restrict our Residential Credit and MSR businesses and investment options and could harm our businesses and expose us to penalties or other claims.
Although we utilize unaffiliated servicing companies to carry out the actual servicing of MSR and the loans we purchase together with the related MSR (including all direct interface with the borrowers), we are ultimately responsible, vis-à-vis the borrowers and state and federal regulators, for ensuring that the loans and MSR are serviced in accordance with the terms of the related loans and mortgages and applicable law and regulation. To manage this risk, we have a robust process that monitors the activities of the third party servicers. This oversight process is also subject t o regulatory requirements and expectations that we are expected to meet.

Changes in laws or regulations governing our operations or our failure to comply with those laws or regulations affects our business.
We are subject to regulation by laws at the local, state and federal level, including securities and tax laws and financial accounting and reporting standards. These laws and regulations, as well as their interpretation, may be changed from time to time and result in enhanced disclosure obligations. These regulations are complex, and there is no assurance that a court or regulator will not determine that we have materially failed to comply.
Accordingly, any change in these laws or regulations or the failure to comply with these laws or regulations could have a material adverse impact on our business. Certain of these laws and regulations pertain specifically to REITs.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

The focus on environmental, social, and governance and climate change issues by some investors, governmental bodies and other stakeholders, as well as existing and proposed laws and regulations related to these topics, and any divergence in the approach to these subjects by different investors, governmental bodies and other stakeholders, affects our business, financial results and reputation.
Our business faces increasing public scrutiny related to environmental, social, and governance activities. A variety of organizations measure the performance of companies on such topics, and the results of these assessments are widely publicized. Major institutional investors have publicly emphasized the importance of such measures to their investment decisions. These issues are also increasingly important to the general public and the media, and actual or perceived underperformance with respect to these topics could result in negative press or sentiment with respect to our business. In addition, actual or perceived effects of climate change could negatively impact house prices, housing-related costs, and borrower behavior.
There is also governmental and regulatory interest across jurisdictions in improving the definition, measurement and disclosure of environmental, social, and governance factors in order to allow investors to validate and better understand related claims. To the extent we communicate environmental, social, and governance or climate-related statements, initiatives, commitments or goals in our SEC filings or in other disclosures, we face the risk of being accused of “greenwashing” to the extent our practices and policies do not match such claims. In addition, the SEC has established a climate and environmental, social, and governance task force to develop initiatives to identify related misconduct consistent with increased investor reliance on climate and environmental, social, and governance related disclosure and investment. As a result, the SEC has brought enforcement actions based on such disclosures not matching actual investment processes.
In addition, the SEC under the Biden Administration finalized a rule requiring the disclosure of certain greenhouse gas emissions and climate-related risks; however, its enforcement has been stayed pending litigation challenging the rule. It remains to be seen what impact the Trump Administration will have on the SEC’s climate rule and the SEC’s climate and environmental, social, and governance task force and enforcement actions more generally; however, President Trump's campaign indicated that his administration will likely take a different approach to environmental, social and governance matters. In addition, in recent years “anti-environmental, social and governance” sentiment has increased in parts of the U.S., with several states and Congress having proposed or enacted “anti-environmental, social and governance” policies, legislation, or initiatives or issued related legal opinions. As such, we face increased scrutiny from stakeholders and governmental bodies who have diverging views related to business practices and company activities related to environmental, social and governance topics and climate change, which could result in reputational harm, litigation and other adverse consequences.
Similar laws and regulations related to the disclosure and/or diligence of environmental, social, and governance and climate change-related risks have been enacted or proposed in U.S. states such as California, as well as the European Union and other jurisdictions. In addition, going forward, different jurisdictions at the state, federal and international level may pursue diverging approaches to environmental, social and governance and climate change-related matters. Compliance with any such new laws or regulations, and any diverging approaches to such laws and regulations in different jurisdictions, increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability and returns to our investors.

We are subject to complex and evolving laws, regulations, rules, standards and contractual obligations regarding data privacy and security, which increases the cost of doing business, compliance risks and potential liability.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach.
Further, when required by applicable laws, regulations, rules and industry standards, we strive to provide or cause our service providers to provide privacy policies which are accurate and comprehensive. We cannot, however, ensure that the disclosure of these privacy policies and other statements regarding our practices will be sufficient to protect us from claims, proceedings, liability or adverse publicity relating to data privacy and security or with respect to the legally permissible sharing of data. Although we endeavor to comply with our privacy policies and to ensure our service providers do the same, occurrence or allegations of noncompliance are possible and could subject us to potential government or legal action, including action based on arguments that the publication of these policies were deceptive, unfair, or misrepresentative of our actual practices. Any concerns about our data privacy and security practices, even if unfounded, could damage our reputation and adversely affect our business.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

Loss of our Investment Company Act exemption from registration would adversely affect us.
We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. We currently rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires us to invest at least 55% of our assets in “mortgages and other liens on and interest in real estate” (“Qualifying Real Estate Assets”) and at least 80% of our assets in Qualifying Real Estate Assets plus our other real estate related assets.  The assets that we acquire, therefore, are limited by this provision of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act.
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
We also indirectly own interests in entities that have elected to be taxed as REITs under the U.S. federal income tax laws, or “Subsidiary REITs.” Subsidiary REITs are subject to the various REIT qualification requirements that are applicable to us. If any Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to regular U.S. federal, state, and local corporate income tax, (ii) our interest in such Subsidiary REIT would cease to be a qualifying asset for purposes of the REIT asset tests, and (iii) it is possible that we would fail certain of the REIT asset tests, in which event we also would fail to maintain our qualification as a REIT unless we could avail ourselves of certain relief provisions. While we believe that the Subsidiary REITs have qualified as REITs under the Code, we have joined each Subsidiary REIT in filing “protective” TRS elections under Section 856(l) of the Code. We cannot assure you that such “protective” TRS elections would be effective to avoid adverse consequences to us. Moreover, even if the “protective” TRS elections were to be effective, the Subsidiary REITs would be subject to regular corporate income tax, and we cannot assure you that we would not fail to satisfy the requirement that not more than 20% of the value of our total assets may be represented by the securities of one or more TRSs. If we fail to maintain our qualification as a REIT, we would be subject to U.S. federal income tax at regular corporate rates.  Also, unless the IRS were to grant us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first fail to qualify.  If we fail to maintain our qualification as a REIT, we would have to

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

pay significant income taxes and would therefore have less money available for investments or for distributions to our stockholders.  This would likely have a significant adverse effect on the value of our equity.  In addition, the tax law would no longer require us to make distributions to our stockholders.
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

Our distribution requirements limit our flexibility and could affect our ability to execute our business plan.
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

We have flexibility to pay dividends in our own stock.
We have in the past and may in the future distribute taxable dividends that are payable in cash or shares of our stock at the election of each stockholder. Taxable stockholders receiving such dividends will be required to include the full amount of such dividends as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect to all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

If transactions between a REIT and a TRS are entered into on other than arm’s-length terms, the REIT may be subject to a penalty tax.
If interest accrues on an indebtedness owed by a TRS to its parent REIT at a rate in excess of a commercially reasonable rate, then the REIT would be subject to tax at a rate of 100% on the excess of (i) interest payments made by a TRS to its parent REIT over (ii) the amount of interest that would have been payable had interest accrued on the indebtedness at a commercially reasonable rate.  A tax at a rate of 100% is also imposed on any transaction between a TRS and its parent REIT to the extent the transaction gives rise to deductions to the TRS that are in excess of the deductions that would have been allowable had the transaction been entered into on arm’s-length terms.  While we scrutinize all of our transactions with our TRSs in an effort to ensure that we do not become subject to these taxes, there is no assurance that we will be successful.  We may not be able to avoid application of these taxes.

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
Item 1A. Risk Factors

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
Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our continued qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the REIT qualification requirements depends in part on the actions of third parties over which we have no control or limited influence, if any, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.

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
We may enter into securitization transactions and other financing transactions that could result in us, or a portion of our assets, being treated as a taxable mortgage pool for U.S. federal income tax purposes. If we enter into such a transaction in the future, we could be taxable at the highest corporate income tax rate on a portion of the income arising from a taxable mortgage pool, referred to as “excess inclusion income,” that is allocable to the percentage of our shares held in record name by disqualified organizations (generally tax-exempt entities that are exempt from the tax on unrelated business taxable income, such as state pension plans and charitable remainder trusts and government entities). In that case, we could reduce distributions to such stockholders by the amount of tax paid by us that is attributable to such stockholders’ ownership.
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
The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in us. The U.S. federal income tax rules dealing with REITs are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury, which results in statutory changes as well as frequent revisions to regulations and

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

interpretations. Future revisions in federal tax laws and interpretations thereof could affect or cause us to change our investments and commitments and affect the tax considerations of an investment in us.

Counterparty Risks
The soundness of our counterparties and other financial institutions affects us.
Financial services institutions are interrelated as a result of trading, clearing, counterparty, borrower, or other relationships. We have exposure to many different counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, mortgage companies, mortgage servicers, and other financial institutions. Many of these transactions expose us to credit or counterparty risk in the event of default of our counterparty or, in certain instances, our counterparty’s customers. There is no assurance that any such losses would not materially and adversely impact our revenues, financial condition and earnings.

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
We have in the past and may in the future experience declines in the market value of our assets due to interest rate changes, deterioration of the credit of the borrower or counterparty, or other reasons described in other risk factors. These declines may result in fair value adjustments, impairments, decreases in reported asset and earnings, margin calls, liquidity risks, and other adverse impacts.

Investments in MSR expose us to additional risks.
We invest in MSR and financial instruments whose cash flows are considered to be largely dependent on underlying MSR that either directly or indirectly act as collateral for the investment. We expect to increase our exposure to MSR-related investments in 2025. Generally, we have the right to receive certain cash flows from the MSR that are generated from the servicing fees and/or excess servicing spread associated with the MSR. Our investments in MSR-related assets have in the past and may in the future expose us to risks associated with MSR, including the following:
•Investments in MSR are highly illiquid and subject to numerous restrictions on transfer and, as a result, there is risk that we would be unable to locate a willing buyer or get required approval to sell MSR in the future should we desire to do so.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
Our non-Agency mortgage-backed securities, mortgage loans, and MSR are affected by economic slowdowns or recessions, which could lead to financial losses in our assets and a decrease in revenues, net income and asset values.
Owners of Agency mortgage-backed securities are protected from the risk of default on the underlying mortgages by guarantees from Fannie Mae, Freddie Mac or, in the case of the Ginnie Mae, the U.S. Government. A default on those underlying mortgages exposes us to prepayment risk described below, but not a credit loss. However, we also acquire CRTs, non-Agency mortgage-backed securities and residential loans, which are backed by residential real property but, in contrast to Agency mortgage-backed securities, the principal and interest payments are not guaranteed by GSEs or the U.S. Government. Our CRT, non-Agency mortgage-backed securities and residential loan investments are therefore particularly sensitive to recessions and declining real estate values.
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

An increase in interest rates adversely affects the market value of our interest earning assets and, therefore, also our book value.
Increases in interest rates have in the past and may in the future negatively affect the market value of our interest earning assets because in a period of rising interest rates, the value of certain interest earning assets may fall and reduce our book value. For example, our fixed-rate interest earning assets are generally negatively affected by increases in interest rates because in a period of rising rates, the coupon we earn on our fixed-rate interest earning assets would not change. Our book value would be reduced by the amount of a decline in the market value of our interest earning assets.

Actions by the Federal Reserve may affect the price and returns of our assets.
The Federal Reserve (the “Fed”) owns approximately $2.3 trillion of Agency mortgage-backed securities as of December 31, 2024. Certain actions taken by the U.S. government, including the Fed, may impact our results. For example, rising short-term interest rates if the Fed lifts its monetary policy rate to slow an elevated rate of inflation may have a negative impact on our results. Meanwhile, any potential future reduction of the Fed’s balance sheet might lead to higher interest rate volatility and wider mortgage-backed security spreads that could negatively impact Annaly’s portfolio.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

We invest in securities that are subject to mortgage credit risk.
We invest in securities in the credit risk transfer CRT sector.  The CRT sector is comprised of the risk sharing transactions issued by Fannie Mae (“CAS”) and Freddie Mac (“STACR”), and similarly structured transactions arranged by third party market participants.   The securities issued in the CRT sector are designed to synthetically transfer mortgage credit risk from Fannie Mae and Freddie Mac to private investors. The holder of the securities in the CRT sector has the risk that the borrowers may default on their obligations to make full and timely payments of principal and interest.  Investments in securities in the CRT sector have in the past and may in the future cause us to incur losses of income from, and/or losses in market value relating to, these assets if there are defaults of principal and/or interest on the pool of mortgages referenced in the transaction. The holder of the CRT may also bear the risk of the default of the issuer of the security.

Our investments in real estate and other securities are subject to changes in credit spreads as well as available market liquidity, which affect our ability to realize gains on the sale of such investments.
A significant component of the fair value of CRT and non-Agency securities and other credit risk-oriented investments is attributable to the credit spread, or the difference between the value of the credit instrument and the value of a financial instrument with similar interest rate exposure, but with no credit risk, such as a U.S. Treasury note. Credit spreads can be highly volatile and have in the past and may in the future fluctuate due to changes in economic conditions, liquidity, investor demand and other factors. Credit spreads typically widen in times of increased market uncertainty or when economic conditions have or are expected to deteriorate. Credit spreads may also widen due to actual or anticipated rating downgrades on the securities or similar securities. Hedging fair value changes associated with credit spreads may be inefficient and our hedging strategies are not primarily designed to mitigate credit spread risk. Widening credit spreads could cause net unrealized gains to decrease or result in net losses.

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
Other regional factors – e.g., rising sea levels, earthquakes, floods, forest fires, hurricanes or changes in governmental rules or fiscal policies – have in the past and may in the future adversely affect the mortgaged properties.  Assets in certain regional areas are more susceptible to certain hazards (such as earthquakes, widespread fires, floods or hurricanes) than properties in other parts of the country and collateral properties located in coastal states may be more susceptible to hurricanes than properties in other parts of the country.  Furthermore, increasing financial losses related to climate change have caused, and may continue to cause, insurers to reassess their presence in certain impacted areas. As a result, areas affected by such events often experience disruptions in travel, transportation and tourism, loss of jobs and an overall decrease in consumer activity, and often a decline in real estate-related investments. These types of occurrences may increase over time or become more severe due to changes in weather patterns and other climate changes. There can be no assurance that the economies in such impacted areas will recover sufficiently to support income producing real estate at pre-event levels or that the costs of the related clean-up will not have a material adverse effect on the local or national economy.

Inadequate property insurance coverage impacts on our operating results.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

There is no assurance that borrowers have maintained or will maintain the insurance required under the applicable loan documents or that such insurance will be adequate.  In addition, the effects of climate change have made, and may continue to make, certain types of insurance, such as flood insurance, increasingly difficult and/or expensive to obtain in certain areas. In addition, since the residential mortgage loans generally do not require maintenance of terrorism insurance, we cannot assure you that any property will be covered by terrorism insurance. Therefore, damage to a collateral property that is not adequately insured or damage to a collateral property caused by acts of terror may not be covered by insurance and may result in substantial losses to us.

Our assets may become non-performing or sub-performing assets in the future.
Our assets may in the near or the long term become non-performing or sub-performing assets, which are subject to increased risks relative to performing assets. Residential mortgage loans have in the past and may in the future become non-performing or sub-performing for a variety of reasons that result in the borrower being unable to meet its debt service and/or repayment obligations, such as the underlying property being too highly leveraged or the financial distress of the borrower. Such non-performing or sub-performing assets may require a substantial amount of workout negotiations and/or restructuring, which may involve substantial cost and divert the attention of our management from other activities and may entail, among other things, a substantial reduction in interest rate, the capitalization of interest payments and/or a substantial write-down of the principal of the loan. Even if a restructuring were successfully accomplished, the borrower may not be able or willing to maintain the restructured payments or refinance the restructured loan upon maturity.
From time to time, we may find it necessary or desirable to foreclose the liens of loans we acquire or originate, and the foreclosure process may be lengthy and expensive. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses to payment against us (such as lender liability claims and defenses) even when such assertions may have no basis in fact or law, in an effort to prolong the foreclosure action and force the lender into a modification of the loan or a favorable buy-out of the borrower’s position. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the resolution of our claims. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value. Depending on the results of the foreclosure process, we may assume direct ownership of the underlying real estate. Even if we are successful in foreclosing on a loan, and irrespective of whether we assume ownership of the property, the liquidation proceeds upon sale of the underlying real estate are not always sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of a loan or a liquidation of the underlying property will further reduce the proceeds and thus increase our loss. Any such reductions could materially and adversely affect the value of the residential mortgage loans in which we invest.
Whether or not we have participated in the negotiation of the terms of a loan, there can be no assurance as to the adequacy of the protection of the terms of the loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims have in the past and may in the future be asserted that might interfere with enforcement of our rights.
Whole loan mortgages are also subject to “special hazard” risk (property damage caused by hazards, such as earthquakes or environmental hazards, not covered by standard property insurance policies), and to bankruptcy risk (reduction in a borrower’s mortgage debt by a bankruptcy court). In addition, claims have in the past and may in the future be assessed against us on account of our position as mortgage holder or property owner, as applicable, including responsibility for tax payments, environmental hazards and other liabilities, which could have a material adverse effect on our results of operations, financial condition and our ability to make distributions to our stockholders.

We may be required to repurchase residential mortgage loans or indemnify investors if we breach representations and warranties.
When we sell or securitize loans, we will be required to make customary representations and warranties about such loans to the loan purchaser. Our mortgage loan sale agreements will require us to repurchase or substitute loans in the event we breach a representation or warranty given to the loan purchaser. In addition, we have in the past and may in the future be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. Likewise, we are not always required to repurchase or substitute loans if we breach a representation or warranty in connection with our securitizations. The remedies available to a purchaser of mortgage loans are generally broader than those available to us against the originating broker or correspondent. Further, if a purchaser enforces its remedies against us, we have in the past and may in the future not be able to enforce the remedies we have against the sellers. The repurchased loans typically can only be financed at a steep discount to their repurchase price, if at all. They are also typically sold at a significant discount to the unpaid principal

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

balance. Significant repurchase activity could adversely affect our cash flow, results of operations, financial condition and business prospects.

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
When we foreclose on a residential real estate asset, we have in the past and may in the future take title to the property securing that asset, and if we do not or cannot sell the property, we would then come to own and operate it as “real estate owned.” Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning a debt instrument secured by that property. In addition, we have in the past and may in the future end up owning a property that we would not otherwise have decided to acquire directly at the price of our original investment or at all. If we foreclose on and come to own property, our financial performance and returns to investors could suffer.

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
Our policies permit us to enter into interest rate swaps, caps and floors, interest rate swaptions, interest rate futures, and other derivative transactions to help us mitigate our interest rate and prepayment risks described in other risk factors subject to maintaining our qualification as a REIT and our Investment Company Act exemption. We have used interest rate swaps and options to enter into interest rate swaps (commonly referred to as interest rate swaptions) to provide a level of protection against interest rate risks.  We may also purchase or sell TBAs on Agency mortgage-backed securities, purchase or write put or call options on TBAs, invest in other types of mortgage derivatives, such as interest-only securities, and hold short positions in U.S. Treasury securities. No hedging strategy can protect us completely. Interest rate hedging may fail to protect or could adversely affect us because, among other things: interest rate hedging can be expensive, particularly during periods of volatile interest rates; available hedges may not correspond directly with the risk for which protection is sought; and the duration of the hedge may not match the duration of the related asset or liability.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

We are subject to risks of loss from weather conditions, man-made or natural disasters and the direct and indirect effects of climate change.
Assets in which we hold a direct or indirect interest have in the past and may in the future experience severe weather, including hurricanes, severe winter storms, wildfires and flooding (including as a result of sea level rise), all of which may become more severe as a result of climate change, which among other effects could impact house prices and housing-related costs and/or disrupt borrowers’ ability to pay their mortgage and or loan. In addition, such events, particularly if they are not adequately covered by insurance or have a broader negative impact on the local economy, may decrease the value of land and property secured by mortgages. Moreover, long-term climate change could trigger extreme weather conditions that result in macroeconomic and demographic shifts. Over time, these conditions could result in repricing of the assets (land, property, securities) that we hold. There can be no assurance that climate change and severe weather will not have a material adverse effect on our financial performance.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

Operational and Cybersecurity Risks
Reliance on inaccurate models or the data used by models exposes us to risk.
Given our strategies and the complexity of the valuation of our assets, we must rely heavily on analytical models (both proprietary models developed by us and those supplied by third parties) and information and data supplied by our third party vendors and servicers. Models and data are used to value assets or potential asset purchases and also in connection with hedging our assets. Some of these models may use artificial intelligence. When models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on models and data, especially valuation models, we may be induced to buy certain assets at prices that are too high, to sell certain other assets at prices that are too low or to miss favorable opportunities altogether. Similarly, any hedging based on faulty models and data may prove to be unsuccessful. Furthermore, despite our valuation validation processes our models may nevertheless prove to be incorrect.
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
Some of the analytical models used by us, such as mortgage prepayment models or mortgage default models, are predictive in nature. The use of predictive models has inherent risks. For example, such models have in the past and may in the future incorrectly forecast future behavior, leading to potential losses on a cash flow and/or a mark-to-market basis. In addition, the predictive models used by us may differ substantially from those models used by other market participants, with the result that valuations based on these predictive models may be substantially higher or lower for certain assets than actual market prices. Furthermore, since predictive models are usually constructed based on historical data supplied by third parties, the success of relying on such models may depend heavily on the accuracy and reliability of the supplied historical data and the ability of these historical models to accurately reflect future periods.
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

We are highly dependent on information systems and networks, many of which are operated by third parties.
Our business is highly dependent on communications and information systems and networks. Any failure or interruption of our or our counterparties’ systems or networks or cyberattacks or other information security breaches of our networks or systems may cause delays or other problems in our securities trading activities, including mortgage-backed securities trading activities. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securities transactions, if their respective systems experience failure, interruption, cyberattacks, or other information security breaches, including those caused by software bugs or errors, network failures, computer and telecommunication failures, usage errors, power, communications or other service outages or failures, fires, earthquakes, severe weather conditions or other catastrophic events. Certain third parties provide information needed for our financial statements that we cannot obtain or verify from other sources. If one of those third parties experiences a system or network failure or cybersecurity incident, we may not have access to that information or may not have confidence in its accuracy. Any of the controls and procedures, business continuity systems and information security systems we or third parties upon whom we rely have in place could prove to be inadequate.
Any failure to maintain performance, reliability and security of our technical infrastructure, systems or networks, or any such failure by third parties upon whom we rely, could materially and adversely affect our business.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

Cyberattacks or other information security breaches of our Company's, service providers' or counterparties' systems or networks affect our business, reputation and financial condition.
Cybersecurity risks for financial services businesses are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect, in part because of the proliferation of new technologies, including generative artificial intelligence, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, state-sponsored actors and other external parties. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, ransomware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. Cybersecurity risks also may derive from fraud or malice on the part of our employees or third parties, or may result from human error, software bugs, server malfunctions, software or hardware failure or other technological failure. Such threats may be difficult to detect for long periods of time and also may be further enhanced in frequency or effectiveness through threat actors’ use of artificial intelligence. Further, cybersecurity risks may be heightened as a result of ongoing global conflicts.
We rely heavily on our financial, accounting and other data processing systems. A cyberattack or other information security breach of such systems could lead to unauthorized access to and release, misuse, alteration, exfiltration, theft, loss, damage or destruction of our confidential information or personal or confidential information of our clients, employees or third parties, which could lead to regulatory fines, costs of remediating the breach, reputational harm, financial losses, litigation and increased difficulty doing business with third parties that rely on us to meet their own data protection requirements.
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
Although we have not detected a material cybersecurity breach to date, other financial institutions have reported material breaches of their systems, some of which have been significant. Even with all reasonable security efforts, not every breach can be prevented or even detected. It is possible that we have experienced an undetected breach. There is no assurance that we have not or will not experience a breach. In addition, certain third parties that facilitate our business activities have reported breaches in the past and may experience breaches in the future, and there is no assurance that the third parties that have not reported breaches or will not experience a breach in the future. We may be held responsible if certain third parties that facilitate our business activities experience a breach. Additionally, we cannot be certain that our insurance coverage will be adequate for cybersecurity liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that our insurer will not deny coverage as to any future claim.
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

We may utilize artificial intelligence, which exposes us to liability and affects our business.
We use, or may in the future use, artificial intelligence, generative artificial intelligence, machine learning and similar tools and technologies (collectively, “AI”) in connection with our business. The use of generative artificial intelligence, a relatively new and emerging technology in the early stages of commercial use, exposes us to additional risks, such as damage to our reputation, competitive position, and business, legal and regulatory risks and additional costs. For example, generative artificial intelligence has been known to produce false or “hallucinatory” inferences or output, and certain generative artificial intelligence uses machine learning and predictive analytics, which can create inaccurate, incomplete, or misleading content, unintended biases and other discriminatory or unexpected results, errors or inadequacies, any of which may not be easily detectable by us or any of our related service providers. Accordingly, while AI systems may help provide more tailored or personalized user experiences, if the content, analyses, or recommendations that AI systems assist in producing in our products and solutions are, or are perceived to be, deficient, inaccurate, biased, unethical or otherwise flawed, our reputation, competitive position and business may be materially and adversely affected.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

Additionally, if any of our employees, contractors, consultants, vendors or service providers use any third-party AI-powered software in connection with our business or the services they provide to us, it may lead to the inadvertent disclosure or incorporation of our confidential information into publicly available training sets, which may impact our ability to realize the benefit of, or adequately maintain, protect and enforce our intellectual property or confidential information, harming our competitive position and business. Any output created by us using AI tools may not be subject to copyright protection, which may adversely affect our intellectual property rights in, or ability to commercialize or use, any such content. In the United States, a number of civil lawsuits have been initiated related to the foregoing and other concerns, any one of which may, among other things, require us to limit the ways in which our AI systems are trained and may affect our ability to develop our AI-powered products and solutions. To the extent that we do not have sufficient rights to use the data or other material or content used in or produced by the AI tools used in our business, or if we experience cybersecurity incidents in connection with our use of AI, it could adversely affect our reputation and expose us to legal liability or regulatory risk, including with respect to third-party intellectual property, privacy, data protection and cybersecurity, publicity, contractual or other rights. Further, our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively.
In addition, the regulatory framework for AI and similar technologies, and automated decision making, is changing rapidly. It is possible that new laws and regulations will be adopted in the United States and in non-U.S. jurisdictions, or that existing laws and regulations may be interpreted, in ways that would affect the operation of our products and solutions and the way in which we use AI and similar technologies. For example, in Europe, on August 1, 2024, the European Union’s Artificial Intelligence Act (the “AI Act”) was entered into force. The AI Act establishes, among other things, a risk-based governance framework for regulating AI systems operating in the European Union. This framework would categorize AI systems, based on the risks associated with such AI systems’ intended purposes, as creating unacceptable or high risks, with all other AI systems being considered low risk. We may not be able to adequately anticipate or respond to these evolving laws and regulations, and we may need to expend additional resources to adjust our offerings in certain jurisdictions if applicable legal frameworks are inconsistent across jurisdictions. Moreover, because these technologies are themselves highly complex and rapidly developing, it is not possible to predict all of the legal or regulatory risks that may arise relating to our use of such technologies. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.
As the utilization of AI becomes more prevalent, we anticipate that it will continue to present new or unanticipated ethical, reputational, technical, operational, legal, competitive and regulatory issues, among others. We expect that our incorporation of AI in our business will require additional resources, including the incurrence of additional costs, to develop and maintain our products and solutions and features to minimize potentially harmful or unintended consequences, to comply with applicable and emerging laws and regulations, to maintain or extend our competitive position, and to address any ethical, reputational, technical, operational, legal, competitive or regulatory issues which may arise as a result of any of the foregoing. As a result, the challenges presented with our use of AI could adversely affect our business, financial condition and results of operations.

We depend on third party service providers, including mortgage loan servicers and sub-servicers, for a variety of services related to our business.
We depend on a variety of services provided by third party service providers related to our investments in MSR as well as for general operating purposes. For example, we rely on the mortgage servicers who service the mortgage loans underlying our MSR to, among other things, collect principal and interest payments on such mortgage loans and perform loss mitigation services in accordance with applicable laws and regulations. Mortgage servicers and other service providers, such as trustees, bond insurance providers, due diligence vendors and document custodians, have in the past and may in the future fail to perform or otherwise not perform in a manner that promotes our interests.
For example, any legislation or regulation intended to reduce or prevent foreclosures through, among other things, loan modifications may reduce the value of mortgage loans, including those underlying our MSR. Mortgage servicers have in the past and may in the future be required or otherwise incentivized by the Federal or state governments to pursue actions designed to assist mortgagors, such as loan modifications, forbearance plans and other actions intended to prevent foreclosure even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loans. Similarly, legislation delaying the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limiting the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans may also reduce the value of mortgage loans underlying our MSR. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs. As a consequence of the foregoing matters, our business, financial condition and results of operations could be adversely affected.

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
Any failure by servicers to service these mortgages and related real estate owned (“REO”) properties impacts the value of these investments and our financial performance. In addition, while we have contracted, and will continue to contract, with unaffiliated servicing companies to carry out the actual servicing of the loans we purchase together with the related MSR (including all direct interface with the borrowers), we are nevertheless ultimately responsible, vis-à-vis the borrowers and state and federal regulators, for ensuring that the loans are serviced in accordance with the terms of the related notes and mortgages and applicable law and regulation. In light of the current regulatory environment, such exposure could be significant even though we might have contractual claims against our servicers for any failure to service the loans to the required standard.
A default by the mortgage servicer in its capacity as servicer and/or failure of the mortgage servicer to perform its obligations related to any MSR have in the past and may in the future result in a loss of value of servicing fees and/or excess servicing spread. Mortgage servicers are subject to extensive federal, state and local laws, regulations and administrative decisions and failure to comply with such regulations can expose the servicer to fines, damages and losses. In the capacity of servicer, mortgage servicers operate in a highly litigious industry that subject it to potential lawsuits related to billing and collections practices, modification protocols or foreclosure practices.
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
Additionally, given the magnitude of the 2008-2009 housing crisis, and in response to the well-publicized failures of many servicers to follow proper foreclosure procedures, mortgage servicers are being held to much higher foreclosure-related documentation standards than they previously were. However, because many mortgages have been transferred and assigned multiple times (and by means of varying assignment procedures) throughout the origination, warehouse, and securitization processes, mortgage servicers have generally had much more difficulty furnishing the requisite documentation to initiate or complete foreclosures. In addition, unexpected macro-level events such as the COVID-19 pandemic or natural disasters have led, and could continue to lead, to delays in the foreclosure process, both by operation of state law (e.g., foreclosure moratoriums in certain states) and by delays in the judicial system. These circumstances have led to stalled or suspended foreclosure proceedings, and ultimately additional foreclosure-related costs. Foreclosure-related delays also tend to increase ultimate loan loss severities as a result of property deterioration, amplified legal and other costs, and other factors. Many factors delaying foreclosure, such as borrower lawsuits and judicial backlog and scrutiny, are outside of a servicer's control and have delayed, and will likely continue to delay, foreclosure processing in both judicial states (where foreclosures require court involvement) and non-judicial states. The concerns about deficiencies in foreclosure practices of servicers and related delays in the foreclosure process may impact our loss assumptions and has affected and may continue to affect the values of, and our returns on, our investments in residential whole loans.

The performance of loans underlying our MSR related assets is affected by the performance of the related mortgage servicer.
The performance of the loans underlying our MSR related assets is subject to risks associated with inadequate or untimely servicing. If our mortgage servicers commit a material breach of their obligations as a servicer, we may be subject to damages if the breach is not cured within a specified period of time following notice. In addition, poor performance by a mortgage servicer have in the past and may in the future result in greater than expected delinquencies and foreclosures and losses on the mortgage loans underlying our MSR related assets. A substantial increase in our delinquency or foreclosure rate or the inability to process claims could adversely affect our ability to access the capital and secondary markets for our financing needs.
Similar to the way in which we service residential whole loans, we have also contracted, and will continue to contract, with unaffiliated servicing companies to carry out the actual servicing activities (including all direct interface with the borrowers). However, we are nevertheless ultimately responsible, vis-à-vis the borrowers and state and federal regulators, for ensuring that these activities are performed in accordance with the terms of the related notes and mortgages and applicable laws and

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

regulations. In light of the current regulatory environment, such exposure could be significant even though we might have contractual claims against our servicers for any failure to service the loans to the required standard.
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

We are subject to prepayment rate risk.
The mortgage-backed securities we acquire are backed by pools of mortgage loans. We receive payments, generally, from the payments that are made on the underlying mortgage loans. We often purchase mortgage-backed securities that have a higher coupon rate than the prevailing market interest rates. In exchange for a higher coupon rate, we typically pay a premium over par value to acquire these mortgage-backed securities. In accordance with U.S. GAAP, we amortize the premiums on our mortgage-backed securities over the expected life of the related mortgage-backed securities. If the mortgage loans securing these mortgage-backed securities prepay at a more rapid rate than anticipated, we will have to amortize our premiums on an accelerated basis that may adversely affect our profitability.
Defaults on mortgage loans underlying Agency mortgage-backed securities typically have the same effect as prepayments because of the underlying Agency guarantee.
Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also have in the past and may in the future be affected by conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans. We seek to minimize prepayment risk to the extent practical, and in selecting investments we must balance prepayment risk against other risks and the potential returns of each investment. No strategy can completely insulate us from prepayment risk. We have in the past and may in the future choose to bear increased prepayment risk if we believe that the potential returns justify the risk.
Conversely, a decline in prepayment rates on our investments will reduce the amount of principal we receive and therefore reduce the amount of cash we otherwise could have reinvested in higher yielding assets at that time, which could negatively impact our future operating results.

We are subject to reinvestment risk.
We are subject to reinvestment risk as a result of changes in interest rates. Declines in interest rates are generally accompanied by increased prepayments of mortgage loans, which in turn results in a prepayment of the related mortgage-backed securities. An increase in prepayments has in the past and may in the future result in the reinvestment of the proceeds we receive from such prepayments into lower yielding assets. Conversely, increases in interest rates are generally accompanied by decreased prepayments of mortgage loans, which have in the past and may in the future reduce our capital available to reinvest into higher-yielding assets.

Competition may affect ability and pricing of our target assets.
We operate in a highly competitive market for investment opportunities. Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices. In acquiring our target assets, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, government entities, commercial and investment banks, commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, technological, marketing and other resources than we do. Other REITs with investment objectives that overlap with ours may elect to raise significant amounts of capital, which have in the past and may in the future create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. Many of our competitors are not subject to the operating constraints associated with REIT compliance or maintenance of an exemption from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for investments in our target assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot provide assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target assets

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

We may enter into new lines of business, acquire other companies or engage in other strategic initiatives, each of which may result in additional risks and uncertainties in our businesses.
We have in the past and may in the future pursue growth through acquisitions of other companies or other strategic initiatives.  To the extent we pursue strategic investments or acquisitions, undertake other strategic initiatives or consider new lines of business, we will face numerous risks and uncertainties, including risks associated with:
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

Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. The decision to increase or decrease investments within a line of business may lead to additional risks and uncertainties. In addition, if a new or acquired business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. Our strategic initiatives have in the past and may in the future include joint ventures, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability for, losses or reputational damage relating to systems, controls and personnel that are not under our control.

Some of our investments, including those related to non-prime loans, involve credit risk.
Our current investment strategy includes seeking growth in our residential credit business. The holder of a mortgage or mortgage-backed securities assumes the risk that the related borrowers may default on their obligations to make full and timely payments of principal and interest.  Under our investment policy, we have the ability to acquire non-Agency mortgage-backed securities, residential whole loans, MSR and other investment assets of lower credit quality.  In general, non-Agency mortgage-backed securities carry greater investment risk than Agency mortgage-backed securities because they are not guaranteed as to principal or interest by the U.S. Government, any federal agency or any federally chartered corporation.  Non-investment grade, non-Agency securities tend to be less liquid, may have a higher risk of default and may be more difficult to value than investment grade bonds. Higher-than-expected rates of default and/or higher-than-expected loss severities on the mortgages underlying our non-Agency mortgage-backed securities, MSR or on our residential whole loan investments may adversely affect the value of those assets.  Accordingly, defaults in the payment of principal and/or interest on our non-Agency mortgage-backed securities, residential whole loan investments, MSR and other investment assets of lower credit quality have in the past and may in the future result in our incurring losses of income from, and/or losses in market value relating to, these assets.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

We have certain investments in non-Agency mortgage-backed securities backed by collateral pools containing mortgage loans that were originated under underwriting standards that were less strict than those used in underwriting “prime mortgage loans.”  These lower standards permitted mortgage loans, often with LTV ratios in excess of 80%, to be made to borrowers having impaired credit histories, lower credit scores, higher debt-to-income ratios and/or unverified income. Difficult economic conditions, including increased interest rates and lower home prices, have in the past and may in the future result in non-prime and subprime mortgage loans having increased rates of delinquency, foreclosure, bankruptcy and loss (including such as during the credit crisis of 2007-2008 and the housing crisis that followed), and are likely to otherwise experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner.  Thus, because of higher delinquency rates and losses associated with non-prime and subprime mortgage loans, the performance of our non-Agency mortgage-backed securities that are backed by these types of loans could be correspondingly adversely affected, which could materially adversely impact our results of operations, financial condition and business.

Any inability to attract, motivate and retain qualified talent, including our key personnel, affects us.
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
The market price of our shares of common stock has in the past and may in the future be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our shares of common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our shares of common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our shares of common stock include those set forth under “Special Note Regarding Forward-Looking Statements” as well as:
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
Holders of our shares of common stock will be subject to the risk of volatile market prices and wide fluctuations in the market price of our shares of common stock.  These factors have in the past and may in the future cause the market price of our shares

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

of common stock to decline, regardless of our financial condition, results of operations, business or prospects. It is impossible to assure you that the market prices of our shares of common stock will not fall in the future.
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
Our Board has established very broad investment guidelines that may be amended from time to time. Our Board and management determine all of our significant policies, including our investment, financing, capital and asset allocation and distribution policies. They have in the past and may in the future amend or revise these policies at any time without a vote of our stockholders, or otherwise initiate a change in asset allocation. Policy changes could adversely affect our financial condition, results of operations, the market price of our common stock or our ability to pay dividends or distributions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

For a full discussion of our cybersecurity risk management process and policies, please refer to the subsection titled “Operational Risk Management” within the “Risk Management” section of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 2. PROPERTIES

Our executive and administrative office is located at 1211 Avenue of the Americas New York, New York 10036, telephone 212-696-0100.  This office is leased under a non-cancelable lease expiring May 31, 2042.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business.  As of December 31, 2024, we were not party to any pending material legal proceedings and we are not aware of any contemplated material proceedings by governmental authorities.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading publicly on October 8, 1997 and is traded on the New York Stock Exchange under the trading symbol “NLY.” As of January 31, 2025, we had 578,357,904 shares of common stock issued and outstanding which were held by approximately 464,395 beneficial holders. The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Item 12 of Part III of this Form 10-K under the heading “Equity Compensation Plan Information.”

Dividends
We intend to pay quarterly dividends and to distribute to our stockholders all or substantially all of our taxable income in each year (subject to certain adjustments) consistent with the distribution requirements applicable to REITs.  This will enable us to qualify for the tax benefits accorded to a REIT under the Code.  We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by factors beyond our control.  In addition, unrealized changes in the estimated fair value of available-for-sale investments may have a direct effect on dividends. All distributions will be made at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board may deem relevant from time to time.  See also Item 1A. “Risk Factors.” No dividends can be paid on our common stock unless we have paid full cumulative dividends on our preferred stock.  From the date of issuance of our preferred stock through December 31, 2024, we have paid full cumulative dividends on our preferred stock.
Share Performance Graph
The following graph and table set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s Composite 500 stock Index or S&P 500 Index, and a select group of peers operating within the mortgage REIT industry, or Performance Peer Group. The comparison is for the five-year period ended December 31, 2024and assumes the reinvestment of dividends. The graph and table assume that $100 was invested in our common stock, the S&P 500 Index and the Performance Peer Group on the last trading day of the initial year shown in the graph.

In previous filings, we included the Bloomberg Mortgage REIT Index, or BBG REIT Index, in the share performance graph and table. As a result of the discontinuation of the BBG REIT Index in 2024, we have replaced the BBG REIT Index with the Performance Peer Group. The Performance Peer Group represents a group of mortgage REIT peers used by the Management Development and Compensation Committee of our Board of Directors to evaluate our performance and to inform certain elements of our executive compensation program. We believe that companies included in the Performance Peer Group have portfolios and investment strategies that most closely resemble our focus on residential mortgage assets. Companies comprising the Performance Peer Group include AGNC Investment Corp., ARMOUR Residential REIT, Inc., Chimera Investment Corporation, Dynex Capital, Inc., Ellington Financial Inc., Invesco Mortgage Capital, Inc., MFA Financial, Inc., New York Mortgage Trust, Orchid Island Capital, Inc., Redwood Trust, Inc., Rithm Capital Corp., and Two Harbors Investment Corp. The cumulative total return of the Performance Peer Group was weighted according to the respective issuer's stock market capitalization at the beginning of the performance period.

For the five-year period ended December 31, 2023, an investment of $100 at the beginning of the period would have resulted in a value of $93 in our common stock, $98 in the BBG REIT Index, and $85 in the Performance Peer Group.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities
Five-Year Share Performance

250
200
150
100
50
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Annaly Capital Management, Inc.
S&P 500 Index
Performance Peer Group

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Annaly Capital Management, Inc.	100	102	105	83	87	94
S&P 500 Index	100	118	152	125	157	197
Performance Peer Group	100	68	79	57	67	71
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
Share Repurchase
In January 2025, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding shares of common stock through December 31, 2029 (the “Current Common Stock Repurchase Program”). The Current Common Stock Repurchase Program replaces our previous $1.5 billion share repurchase program, which expired on December 31, 2024 (the “Prior Common Stock Repurchase Program”). No shares were repurchased with respect to the Prior Common Stock Repurchase Program during the year ended December 31, 2024.
Purchases made pursuant to the Current Common Stock Repurchase Program will be made in either the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The authorization does not obligate us to acquire any particular amount of common stock and the program may be suspended or discontinued at our discretion without prior notice.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities
In January 2025, we announced that our Board authorized a repurchase plan for all of our existing outstanding Preferred Stock (as defined below, the “Current Preferred Stock Repurchase Program”). Under the terms of the plan, we are authorized to repurchase up to an aggregate of 63,500,000 shares of Preferred Stock, comprised of up to (i) 28,800,000 shares of our 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), (ii) 17,000,000 shares of our 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series G Preferred Stock”), and (iii) 17,700,000 shares of our 6.75% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”, and together with Series F Preferred Stock and Series G Preferred Stock, the “Preferred Stock”). The aggregate liquidation value of the Current Preferred Stock that may be repurchased by us pursuant to the Current Preferred Stock Repurchase Program, as of December 31, 2024, was approximately $1.6 billion. The Current Preferred Stock Repurchase Program replaces our previous repurchase plan for all of our existing outstanding Preferred Stock, which expired on December 31, 2024 (the “Prior Preferred Stock Repurchase Program”). The Current Preferred Stock Repurchase Program became effective on January 1, 2025, and will expire on December 31, 2029. No shares were repurchased with respect to the Prior Preferred Stock Repurchase Program during the year ended December 31, 2024.
Purchases made pursuant to the Current Preferred Stock Repurchase Program will be made in either the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The authorization does not obligate us to acquire any particular amount of Preferred Stock and the program may be suspended or discontinued at our discretion without prior notice.

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

This section of our Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2023.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

INDEX TO ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Page
Overview	51
Business Environment	51
Economic Environment	52
Results of Operations	53
Net Income (Loss) Summary	54
Non-GAAP Financial Measures	55
Earnings Available for Distribution, Earnings Available for Distribution Attributable to Common Stockholders, Earnings Available for Distribution Per Average Common Share and Annualized EAD Return on Average Equity	55
Premium Amortization Expense	57
Economic Leverage and Economic Capital Ratios	57
Interest Income (excluding PAA), Economic Interest Expense and Economic Net Interest Income (excluding PAA)	58
Experienced and Projected Long-term CPR	59
Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA), Net Interest Margin (excluding PAA), and Average Economic Cost of Interest Bearing Liabilities	60
Economic Interest Expense and Average Economic Cost of Interest Bearing Liabilities	61
Other Income (Loss)	62
General and Administrative Expenses	62
Return on Average Equity	63
Unrealized Gains and Losses - Available-for-Sale Investments	63
Financial Condition	64
Residential Securities	64
Contractual Obligations	66
Commitments and Contractual Obligations with Unconsolidated Entities	67
Capital Management	67
Stockholders’ Equity	67
Capital Stock	67
Leverage and Capital	68
Risk Management	69
Risk Appetite	69
Governance	69
Description of Risks	71
Liquidity and Funding Risk Management	71
Funding	71
Excess Liquidity	73
Maturity Profile	74
Stress Testing	75
Liquidity Management Policies	75
Investment/Market Risk Management	75
Credit Risk Management	76
Counterparty Risk Management	77
Operational Risk Management	78
Compliance, Regulatory and Legal Risk Management	79
Critical Accounting Estimates	79
Valuation of Financial Instruments	79
Residential Securities	79
Residential Mortgage Loans	80
MSR	80
Interest Rate Swaps	80
Revenue Recognition	81
Consolidation of Variable Interest Entities	81
Use of Estimates	81
Glossary of Terms	82

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
For a full discussion of our business, refer to the section titled “Business Overview” of Part I, Item 1. “Business” and see the Note titled "Segments" in the Notes to the Consolidated Financial Statements included in Item 15. "Exhibits, Financial Statement Schedules."
Business Environment
U.S. real economic growth remained at its above-trend pace in 2024, marking a second consecutive year of strong U.S. economic growth despite continued elevated interest rates. The strength of the U.S. economy was primarily driven by consumption, as individuals benefitted from robust wage growth and a moderation of inflation pressures. Government spending also supported economic growth, while investment activity contributed somewhat less than in 2023. Separately, the U.S. economy broadly appears to have benefitted from recent strong immigration flows, which helped balance labor market supply and demand, and improved productivity gains.
Financial markets observed a constructive 2024, with equities recording strong returns given the healthy economic picture, best seen in the 25.0% total return for the S&P 500 Index. Interest rates, however, remained volatile throughout the year, though were generally more rangebound than in 2023. Ten-year Treasury yields traded in a range between 3.6% and 4.7%, generally narrower than in 2023, when the range was 3.3% to 5.0%. Nonetheless, interest rates generally remained elevated relative to the period between the 2008 financial crisis and the 2020 pandemic, which has led to increased speculation that the lower interest rates in that period were more of an outlier than a new normal. For now, the U.S. economy remains strong, which in turn suggests healthy economic growth can occur even at these higher interest rate levels.
The Federal Reserve (“the Fed”) lowered the Federal Funds Target Rate (“Fed Funds Rate”) in the second half of 2024. As inflation rates fell from their peak in the summer of 2022 and hiring slowed over the summer months, the risk that a Fed Funds Rate at a peak of 5.25-5.50% would unduly constrain economic growth and the labor market rose. Consequently, the Fed lowered the Fed Funds Rate by 1% over the course of three meetings between September and December, even though inflation remained above 2% annual rates. Given continued strength in both inflation and economic activity, Fed officials have signaled a more gradual approach going forward, waiting for further inflation progress to lower the rate further. Regarding their balance sheet policy, the Fed slowed the decline in their securities portfolio mid-year by reducing the cap on Treasury securities runoff from $60 billion per month to $25 billion. Combined with the decline in their mortgage-backed securities portfolio, the Fed’s security portfolio declined $668 billion in 2024 and continues to decline at a $60 billion per month pace.
Of note, given the lower Fed Funds Rate and relatively less movement in long-term Treasury rates, the yield curve steepened, with the 2-year 10-year Treasury spread, the difference between yields of those maturities, turning positive for the first time in over two years. In addition, long-term Treasuries appeared increasingly driven by investors’ increased demand for compensation to hold longer maturity securities, with rising term premia driving much of the increase in long-term Treasury yields seen in 2024. Additionally, the U.S. presidential election outcome amplified the rise in term premia, as expectations for a permanent extension of the 2017 “Tax Cuts and Jobs Act” was estimated to further increase the U.S. budget deficit according to estimates by the Congressional Budget Office.
Meanwhile, residential investment slowed as high mortgage rates curbed demand for housing and housing construction, particularly in the second half of the year. In this economic environment, the housing market saw limited changes in aggregate as inventories and activity remain subdued relative to the pre-pandemic averages, which supported home prices. National home prices rose roughly 3.0% in 2024. Historically low affordability for prospective homeowners, as mortgage rates remained above

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
6.0% for nearly the entire year and existing homeowners’ inability to move homes without a meaningful increase in housing costs (the so called “lock in effect”), have supported home prices at low levels of sales turnover. However, there has been increased regional differentiation, with larger growth in supply in states and cities in the Southern and Western United States, which in turn saw price changes below the national average. Areas of home price weakness generally correspond to areas with easier zoning restrictions and greater ability to build new homes, though many of them also saw more notable price increases following the pandemic driven by housing shortages and outsized population growth.
In this environment, Annaly generated an 11.9% economic return in 2024, underscoring the efficacy of our diversified housing finance model and our disciplined portfolio and risk management. We proactively managed our leverage profile throughout the year, reducing aggregate leverage modestly from 5.7x at the end of 2023 to 5.5x at the end of 2024. Similar to 2023, a portion of the reduced leverage is driven by further diversification into the Residential Credit and mortgage servicing rights (“MSR”) businesses, which now represent 2 percentage points more of our capital than at year end 2023. Both businesses are less levered than Agency MBS. Finally, as a result of constructive financial markets, we were able to raise $1.6 billion in accretive equity capital over the course of the year. Given the increased capital base, Annaly’s aggregate portfolio grew to $80.9 billion as of December 31, 2024, up roughly $6.5 billion relative to the same date a year earlier. Of note, we grew assets and capital in each of our three businesses.
The Agency MBS portfolio grew its assets to $70.6 billion as we added a modest amount of assets across the major asset classes in the portfolio. The increases were focused on our continued purchases of prepayment protected Agency MBS specified pools in production coupons, which added attractive cash flows that also offered prepayment protection. In addition, Annaly began to hold a larger balance of “to be announced” (“TBA”) securities after holding a modestly negative balance at the end of 2023, though at $3.1 billion, our TBA position remains small relative to recent years. This smaller share is largely a function of the continued unattractive financing conditions in the TBA market relative to repurchase agreement (“repo”) funding of specified pools. In addition, larger loan sizes have left TBAs with elevated prepayment risks. Finally, Annaly modestly increased our portfolio of Agency commercial mortgage-backed securities to $3.3 billion market value as the asset class continues to offer an attractive stable cash flow in volatile interest rate markets.
Our Residential Credit business portfolio continued to grow strongly driven by Annaly’s residential whole loan acquisition strategy, through which the business acquired $13 billion in loans, predominantly through our correspondent channel. The strategy continued to allow us to control all aspects of the loan making process, including asset selection, counterparties and loss mitigation. Extracting favorable economics and long-term non-recourse financing, our Residential Credit business issued a record 21 securitizations under Annaly’s Onslow Bay (“OBX”) shelf in 2024, worth a total of $11.0 billion. Given the stable housing market, a strong network of counterparties and robust demand for residential credit assets, we expect to continue to grow the strategy in 2025.
Finally, Annaly also continued to grow its MSR strategy, further increasing assets through purchases predominantly of low-coupon bulk MSR packages, growing the portfolio to $3.3 billion market value. Annaly continued to opportunistically buy MSR bulk packages, which generally saw healthy demand into somewhat lower trading volumes than in 2023.Our strategy continued to focus on predominantly low coupon, high quality MSR. The current weighted average note rate of the MSR portfolio is 3.20%, up only slightly from a year ago and well below prevailing mortgage rates at the end of 2024.

Economic Environment
In 2024, the U.S. economy performed strongly, with the gross domestic product (“GDP”) rising by 2.8% on a year-over-year (“yoy”) basis. This marks the second consecutive year of robust growth, following a 2.9% increase in real GDP in 2023, despite elevated interest rates. This economic resilience was driven by a strong income growth and sound financial market performance, which generated wealth gains across households. Consequently, consumer spending made up a majority of U.S. aggregate demand in 2024. Personal consumption expenditures rose at a 5.3% annual rate per month in 2024, down from 6.4% in 2024, though slower price gains resulted in stronger inflation-adjusted consumption than in 2023.
The labor force benefited from stable employment and sustained wage growth throughout 2024, with the supply and demand of the labor market now in better balance compared to the end of 2023. Monthly employment growth slowed but remained in healthy territory, with the economy adding 186,000 in total nonfarm payroll jobs per month in 2024, compared to 251,000 per month in 2023. The unemployment rate ended the year at 4.1%, increasing only 0.3 percentage points relative to a year earlier, and has remained below 4.3% since November 2021. Job openings trended lower but remained elevated relative to pre-pandemic averages, while layoffs stayed low. As a result of the more balanced labor market, wage growth – as measured by the Employment Cost Index - decelerated from a pace of 4.3% yoy at the end of 2023 to a still healthy 3.8% yoy at the end of 2024.
Price pressures moderated throughout 2024, but progress has been slow and inflation is still at levels above the Fed’s 2% target. The headline Personal Consumption Expenditure Chain Price Index (“PCE”), the Fed’s preferred inflation gauge, measured 2.6% in December 2024, modestly slower than the 2.7% pace in December 2023. Notably, energy prices saw a decline,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
particularly in gasoline and fuel. The core measure, which does not include price changes in food and energy sectors, measured 2.8% year-over year, also slightly slower than at the end of 2023. Measures of inflation have shown uneven progress in the services sector, with shelter inflation slowing at a very gradual pace and remaining above pre-pandemic averages. Additionally, survey measures of short-run inflation expectations continued to decline in 2024, while longer-term inflation expectations appear well anchored. The inflation outlook for 2025 is uncertain, as many policy proposals from President Donald Trump’s new administration – such as expansionary fiscal policy, immigration restrictions, and tariffs – indicate potential inflationary pressures.
U.S Treasury yields moved higher given the resilience of the U.S. economy and elevated supply of Treasury debt hitting the market during the year. The yield on the 10-year Treasury note ended the year 69 basis points (“bps”) higher at 4.57%, despite the 100 bps move lower in the Fed Funds rate. The 10-year Treasury Inflation Protected Security (“TIPS”), which subtracts the expected inflation rate from the bond’s nominal yield, rose 52 bps as market participants revised upward their estimate of the Fed’s neutral rate in light of the resilient macroeconomy. Meanwhile, the mortgage basis, or the spread between the 30-year Agency MBS coupon and 10-year U.S. Treasury rate, widened slightly, ending the year 11 bps tighter than in December 2023.
The following table below presents interest rates and spreads at each date presented:

	As of December 31,
	2024	2023	2022
30-Year mortgage current coupon	5.83%	5.25%	5.39%
Mortgage basis	126 bps	137 bps	152 bps
10-Year U.S. Treasury rate	4.57%	3.88%	3.87%
OIS SOFR Swaps
1-Month	4.32%	5.35%	4.36%
6-Month	4.25%	5.15%	4.80%

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
Net Income (Loss) Summary
The following table presents financial information related to our results of operations as of and for the years ended December 31, 2024, 2023 and 2022.

	As of and for the Years Ended December 31,
	2024	2023	2022
	(dollars in thousands, except per share data)
Interest income	$4,840,034	$3,731,581	$2,778,887
Interest expense	4,592,238	3,842,965	1,309,735
Net interest income	247,796	(111,384)	1,469,152
Servicing and related income	485,406	364,157	246,926
Servicing and related expense	49,469	37,652	25,145
Net servicing income	435,937	326,505	221,781
Other income (loss)	514,651	(1,651,591)	243,787
Less: Total general and administrative expenses	171,356	162,553	162,729
Income (loss) before income taxes	1,027,028	(1,599,023)	1,771,991
Income taxes	15,260	39,434	45,571
Net income (loss)	1,011,768	(1,638,457)	1,726,420
Less: Net income (loss) attributable to noncontrolling interests	9,862	4,714	1,095
Net income (loss) attributable to Annaly	1,001,906	(1,643,171)	1,725,325
Less: Dividends on preferred stock	154,551	141,676	110,623
Net income (loss) available (related) to common stockholders	$847,355	$(1,784,847)	$1,614,702
Net income (loss) per share available (related) to common stockholders
Basic	$1.62	$(3.61)	$3.93
Diluted	$1.62	$(3.61)	$3.92
Weighted average number of common shares outstanding
Basic	521,737,554	494,541,323	411,348,484
Diluted	522,747,610	494,541,323	411,621,758
Other information
Investment portfolio at period-end	$98,185,671	$87,396,467	$78,469,860
Average total assets	$96,690,348	$88,177,773	$78,768,785
Average equity	$11,868,202	$11,437,590	$11,616,995
GAAP leverage at period-end (1)	7.1:1	6.8:1	6.0:1
GAAP capital ratio at period-end (2)	12.3%	12.2%	13.9%
Annualized return (loss) on average total assets	1.05%	(1.86%)	2.19%
Annualized return (loss) on average equity	8.53%	(14.33%)	14.86%
Net interest margin (3)	0.26%	(0.13%)	1.92%
Average yield on interest earning assets (4)	5.15%	4.32%	3.64%
Average GAAP cost of interest bearing liabilities (5)	5.38%	5.13%	2.03%
Net interest spread	(0.23%)	(0.81%)	1.61%
Weighted average experienced CPR for the period	7.4%	6.5%	12.2%
Weighted average projected long-term CPR at period-end	8.6%	9.4%	7.8%
Common stock book value per share	$19.15	$19.44	$20.79
Non-GAAP metrics *
Interest income (excluding PAA)	$4,825,793	$3,733,235	$2,418,300
Economic interest expense (5)	$3,338,791	$2,257,912	$943,574
Economic net interest income (excluding PAA)	$1,487,002	$1,475,323	$1,474,726
Premium amortization adjustment cost (benefit)	$(14,241)	$1,654	$(360,587)
Earnings available for distribution (6)	$1,564,625	$1,554,014	$1,850,138
Earnings available for distribution per average common share	$2.70	$2.86	$4.23
Annualized EAD return on average equity (excluding PAA)	13.28%	13.71%	16.02%
Economic leverage at period-end (1)	5.5:1	5.7:1	6.3:1
Economic capital ratio at period-end (2)	14.6%	14.0%	13.4%
Net interest margin (excluding PAA) (3)	1.57%	1.62%	2.03%
Average yield on interest earning assets (excluding PAA) (4)	5.13%	4.33%	3.16%
Average economic cost of interest bearing liabilities (5)	3.91%	3.01%	1.46%
Net interest spread (excluding PAA)	1.22%	1.32%	1.70%
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
(5) Average GAAP cost of interest bearing liabilities represents annualized interest expense divided by average interest bearing liabilities. Average interest bearing liabilities reflects the average balances during the period. Average economic cost of interest bearing liabilities represents annualized economic interest expense divided by average interest bearing liabilities. Economic interest expense is comprised of GAAP interest expense, the net interest component of interest rate swaps, and, beginning with the quarter ended June 30, 2024, net interest on initial margin related to interest rate swaps, which is reported in Other, net in the Company’s Consolidated Statements of Comprehensive Income (Loss). Prior period results have not been adjusted in accordance with this change as the impact is not material. Net interest on variation margin related to interest rate swaps was previously and is currently included in the Net interest component of interest rate swaps in the Company's Consolidated Statements of Comprehensive Income (Loss) for all periods presented.
(6) Excludes dividends on preferred stock.

GAAP
Net income (loss) was $1.0 billion, which includes $9.9 million attributable to noncontrolling interests, or $1.62 per average basic common share, for the year ended December 31, 2024 compared to ($1.6) billion, which includes $4.7 million attributable to noncontrolling interests, or ($3.61) per average basic common share, for the same period in 2023. We attribute the majority of the change in net income (loss) to a favorable change in net gains (losses) on derivatives, net interest income, net gains (losses) on investments and other, and net servicing income. Net gains (losses) on derivatives for the year ended December 31, 2024 was $2.3 billion compared to $400.1 million for the same period in 2023. Net interest income for the year ended December 31, 2024 was $247.8 million compared to ($111.4) million for the same period in 2023. Net gains (losses) on investments and other for the year ended December 31, 2024 was ($1.8) billion compared to ($2.1) billion for the same period in 2023. Net servicing income for the year ended December 31, 2024 was $435.9 million compared to $326.5 million for the same period in 2023. Refer to the section titled “Other income (loss)” located within this Item 7 for additional information related to these changes.
Non-GAAP
Earnings available for distribution were $1.6 billion, or $2.70 per average common share, for the year ended December 31, 2024, compared to $1.6 billion, or $2.86 per average common share, for the same period in 2023. The change in earnings available for distribution for the year ended December 31, 2024 compared to the same period in 2023 was primarily due to higher coupon income, resulting from higher residential mortgage loan balances and purchasing securities higher up in the coupon stack, and higher net servicing income. This change was almost entirely offset by higher interest expense from an increase in average borrowing rates and average interest bearing liabilities, and an unfavorable change in the net interest component of interest rate swaps.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
The following table presents a reconciliation of GAAP financial results to non-GAAP earnings available for distribution for the periods presented:

	For the Years Ended December 31,
	2024	2023	2022
	(dollars in thousands, except per share data)
GAAP net income (loss)	$1,011,768	$(1,638,457)	$1,726,420
Adjustments to exclude reported realized and unrealized (gains) losses
Net (gains) losses on investments and other (1)	1,849,607	2,137,538	4,602,456
Net (gains) losses on derivatives (2)	(1,066,394)	1,184,961	(4,493,013)
Loan loss provision (reversal) (3)	—	(219)	(22,923)
Business divestiture-related (gains) losses	—	—	40,258
Other adjustments
Amortization of intangibles	2,690	4,573	3,948
Non-EAD (income) loss allocated to equity method investments (4)	506	354	(15,499)
Transaction expenses and non-recurring items (5)	20,283	8,209	7,620
Income tax effect of non-EAD income (loss) items	3,444	31,570	46,070
TBA dollar roll income and CMBX coupon income (6)	2,815	20,621	431,475
MSR amortization (7)	(233,698)	(182,151)	(114,992)
EAD attributable to noncontrolling interests	(12,155)	(14,639)	(1,095)
Premium amortization adjustment cost (benefit)	(14,241)	1,654	(360,587)
Earnings available for distribution *	1,564,625	1,554,014	1,850,138
Dividends on preferred stock	154,551	141,676	110,623
Earnings available for distribution attributable to common stockholders *	$1,410,074	$1,412,338	$1,739,515
GAAP net income (loss) per average common share	$1.62	$(3.61)	$3.93
Earnings available for distribution per average common share *	$2.70	$2.86	$4.23
GAAP return (loss) on average equity	8.53%	(14.33%)	14.86%
EAD return on average equity (excluding PAA) *	13.28%	13.71%	16.02%
* Represents a non-GAAP financial measure. Refer to the disclosure within this section above for additional information on non-GAAP financial measures.
(1) Includes write-downs or recoveries which are reported in Other, net in the Company's Consolidated Statements of Comprehensive Income (Loss).
(2) The adjustment to add back Net (gains) losses on derivatives does not include the net interest component of interest rate swaps which is reflected in earnings available for distribution. The net interest component of interest rate swaps totaled $1.2 billion, $1.6 billion and $366.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(3) Includes $0.0 million, $0.0 million, and ($2.3) million of loss provision (reversal) on unfunded loan commitments for the years ended December 31, 2024, 2023 and 2022, respectively, which is reported in Other, net in the Consolidated Statements of Comprehensive Income (Loss).
(4) Represents unrealized (gains) losses allocated to equity interests in a portfolio of MSR, which is a component of Other, net in the Consolidated Statements of Comprehensive Income (Loss).
(5) Represents costs incurred in connection with securitizations of residential whole loans.
(6) TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss). CMBX coupon income totaled $0.0 million, $1.5 million and $4.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The following table illustrates the impact of the PAA on premium amortization expense for our Residential Securities portfolio for the periods presented:

	For the Years Ended December 31,
	2024	2023	2022
	(dollars in thousands)
Premium amortization expense	$98,813	$165,158	$48,013
Less: PAA cost (benefit)	(14,241)	1,654	(360,587)
Premium amortization expense (excluding PAA)	$113,054	$163,504	$408,600

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
The following table presents a reconciliation of GAAP debt to economic debt for purposes of calculating our economic leverage ratio for the periods presented:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

	As of
	December 31, 2024	December 31, 2023
Economic leverage ratio reconciliation	(dollars in thousands)
Repurchase agreements	$65,688,923	$62,201,543
Other secured financing	750,000	500,000
Debt issued by securitization vehicles	19,540,678	11,600,338
Participations issued	1,154,816	1,103,835
U.S. Treasury securities sold, not yet purchased	2,470,629	2,132,751
Total GAAP debt	$89,605,046	$77,538,467
Less Non-recourse debt:
Debt issued by securitization vehicles	(19,540,678)	(11,600,338)
Participations issued	(1,154,816)	(1,103,835)
Total recourse debt	$68,909,552	$64,834,294
Plus / (Less):
Cost basis of TBA and CMBX derivatives	3,158,058	(555,221)
Payable for unsettled trades	308,282	3,249,389
Receivable for unsettled trades	(2,201,447)	(2,710,224)
Economic debt *	$70,174,445	$64,818,238
Total equity	$12,696,952	$11,345,091
Economic leverage ratio *	5.5:1	5.7:1

* Represents a non-GAAP financial measure. Refer to the disclosure within this section above for additional information on non-GAAP financial measures.
The following table presents a reconciliation of GAAP total assets to economic total assets for purposes of calculating our economic capital ratio for the periods presented:

	As of
	December 31, 2024	December 31, 2023
Economic capital ratio reconciliation	(dollars in thousands)
Total GAAP assets	$103,556,384	$93,227,236
Less:
Gross unrealized gains on TBA derivatives (1)	(8,635)	(20,689)
Debt issued by securitization vehicles	(19,540,678)	(11,600,338)
Plus:
Implied market value of TBA derivatives	3,136,154	(573,602)
Total economic assets *	$87,143,225	$81,032,607
Total equity	$12,696,952	$11,345,091
Economic capital ratio (2)*	14.6%	14.0%

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
Economic interest expense is comprised of GAAP interest expense, the net interest component of interest rate swaps (which includes net interest on variation margin related to interest rate swaps) and net interest on initial margin related to interest rate swaps, which is reported in Other, net in the Company’s Consolidated Statements of Comprehensive Income (Loss). We use interest rate swaps to manage our exposure to changing interest rates on repurchase agreements by economically hedging cash flows associated with these borrowings. Accordingly, adding the net interest component of interest rate swaps to interest expense, as computed in accordance with GAAP, reflects the total contractual interest expense and thus, provides investors with

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
additional information about the cost of our financing strategy. We may use market agreed coupon (“MAC”) interest rate swaps in which we may receive or make a payment at the time of entering into such interest rate swap to compensate for the off-market nature of such interest rate swap. In accordance with GAAP, upfront payments associated with MAC interest rate swaps are not reflected in the net interest component of interest rate swaps, which is presented in Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss).
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
The following tables present a reconciliation of GAAP interest income and GAAP interest expense to non-GAAP interest income (excluding PAA), economic interest expense and economic net interest income (excluding PAA), respectively, for the periods presented:
Interest Income (excluding PAA)

	GAAP Interest Income	PAA Cost (Benefit)	Interest Income (excluding PAA) *
For the years ended	(dollars in thousands)
December 31, 2024	$4,840,034	$(14,241)	$4,825,793
December 31, 2023	$3,731,581	$1,654	$3,733,235
December 31, 2022	$2,778,887	$(360,587)	$2,418,300
* Represents a non-GAAP financial measure. Refer to disclosures within this section above for additional information on non-GAAP financial measures.

Economic Interest Expense and Economic Net Interest Income (excluding PAA)

	GAAP Interest Expense	Add: Net Interest Component of Interest Rate Swaps and Net Interest on Initial Margin	Economic Interest Expense * (1)	GAAP Net Interest Income	Less: Net Interest Component of Interest Rate Swaps	Economic Net Interest Income *	Add: PAA Cost (Benefit)	Economic Net Interest Income (excluding PAA) *
For the years ended	(dollars in thousands)
December 31, 2024	$4,592,238	$(1,253,447)	$3,338,791	$247,796	$(1,253,447)	$1,501,243	$(14,241)	$1,487,002
December 31, 2023	$3,842,965	$(1,585,053)	$2,257,912	$(111,384)	$(1,585,053)	$1,473,669	$1,654	$1,475,323
December 31, 2022	$1,309,735	$(366,161)	$943,574	$1,469,152	$(366,161)	$1,835,313	$(360,587)	$1,474,726
* Represents a non-GAAP financial measure. Refer to disclosures within this section above for additional information on non-GAAP financial measures.
(1) Economic interest expense is comprised of GAAP interest expense, the net interest component of interest rate swaps, and, beginning with the quarter ended June 30, 2024, net interest on initial margin related to interest rate swaps, which is reported in Other, net in the Company’s Consolidated Statements of Comprehensive Income (Loss). Prior period results have not been adjusted in accordance with this change as the impact is not material. Net interest on variation margin related to interest rate swaps was previously and is currently included in the Net interest component of interest rate swaps in the Company's Consolidated Statements of Comprehensive Income (Loss) for all periods presented.

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

	Experienced CPR (1)	Long-term CPR (2)
For the years ended
December 31, 2024	7.4%	8.6%
December 31, 2023	6.5%	9.4%
December 31, 2022	12.2%	7.8%
(1) For the years ended December 31, 2024, 2023 and 2022, respectively. (2) At December 31, 2024, 2023 and 2022, respectively.

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
Disclosure of these measures, which are presented below, provides investors with additional detail regarding how management evaluates our performance.
Net Interest Spread (excluding PAA)

	Average Interest Earning Assets (1)	Interest Income (excluding PAA) *	Average Yield on Interest Earning Assets (excluding PAA) *	Average Interest Bearing Liabilities	Economic Interest Expense * (2)	Average Economic Cost of Interest Bearing Liabilities * (2)	Economic Net Interest Income (excluding PAA) *	Net Interest Spread (excluding PAA) *
For the years ended	(dollars in thousands)
December 31, 2024	$94,000,885	$4,825,793	5.13%	$85,294,238	$3,338,791	3.91%	$1,487,002	1.22%
December 31, 2023	$86,305,249	$3,733,235	4.33%	$74,962,858	$2,257,912	3.01%	$1,475,323	1.32%
December 31, 2022	$76,429,267	$2,418,300	3.16%	$64,512,269	$943,574	1.46%	$1,474,726	1.70%
* Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(1) Based on amortized cost.
(2) Average interest bearing liabilities reflects the average balances during the period. Average economic cost of interest bearing liabilities represents annualized economic interest expense divided by average interest bearing liabilities. Economic interest expense is comprised of GAAP interest expense, the net interest component of interest rate swaps, and, beginning with the quarter ended June 30, 2024, net interest on initial margin related to interest rate swaps, which is reported in Other, net in the Company’s Consolidated Statements of Comprehensive Income (Loss). Prior period results have not been adjusted in accordance with this change as the impact is not material. Net interest on variation margin related to interest rate swaps was previously and is currently included in the Net interest component of interest rate swaps in the Company's Consolidated Statements of Comprehensive Income (Loss) for all periods presented.

Net Interest Margin (excluding PAA)

	Interest Income (excluding PAA) *	TBA Dollar Roll and CMBX Coupon Income (1)	Economic Interest Expense * (2)	Subtotal	Average Interest Earnings Assets	Average TBA Contract and CMBX Balances	Subtotal	Net Interest Margin (excluding PAA) *
For the years ended		(dollars in thousands)
December 31, 2024	$4,825,793	2,815	(3,338,791)	$1,489,817	$94,000,885	1,033,990	$95,034,875	1.57%
December 31, 2023	$3,733,235	20,621	(2,257,912)	$1,495,944	$86,305,249	6,010,685	$92,315,934	1.62%
December 31, 2022	$2,418,300	431,475	(943,574)	$1,906,201	$76,429,267	17,533,362	$93,962,629	2.03%
* Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(1) TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on derivatives. CMBX coupon income totaled $0.0 million, $1.5 million and $4.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(2) Economic interest expense is comprised of GAAP interest expense, the net interest component of interest rate swaps, and, beginning with the quarter ended June 30, 2024, net interest on initial margin related to interest rate swaps, which is reported in Other, net in the Company’s Consolidated Statements of Comprehensive Income (Loss). Prior period results have not been adjusted in accordance with this change as the impact is not material. Net interest on variation margin related to interest rate swaps was previously and is currently included in the Net interest component of interest rate swaps in the Company's Consolidated Statements of Comprehensive Income (Loss) for all periods presented.

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
Average Economic Cost of Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense * (1)	Average Economic Cost of Interest Bearing Liabilities *	Average One- Month Term SOFR	Average Six- Month Term SOFR	Average One-Month Term SOFR Relative to Average Six- Month Term SOFR	Average Economic Cost of Interest Bearing Liabilities Relative to Average One- Month Term SOFR	Average Economic Cost of Interest Bearing Liabilities Relative to Average Six-Month Term SOFR
For the years ended	(dollars in thousands)
December 31, 2024	$85,294,238	$88,855,046	$3,338,791	3.91%	5.12%	4.92%	0.20%	(1.21%)	(1.01%)
December 31, 2023	$74,962,858	$77,038,467	$2,257,912	3.01%	5.07%	5.22%	(0.15%)	(2.06%)	(2.21%)
December 31, 2022	$64,512,269	$68,307,606	$943,574	1.46%	1.85%	2.52%	(0.67%)	(0.39%)	(1.06%)
* Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(1) Economic interest expense is comprised of GAAP interest expense, the net interest component of interest rate swaps, and, beginning with the quarter ended June 30, 2024, net interest on initial margin related to interest rate swaps, which is reported in Other, net in the Company’s Consolidated Statements of Comprehensive Income (Loss). Prior period results have not been adjusted in accordance with this change as the impact is not material. Net interest on variation margin related to interest rate swaps was previously and is currently included in the Net interest component of interest rate swaps in the Company's Consolidated Statements of Comprehensive Income (Loss) for all periods presented.

2024 Compared with 2023
Economic interest expense increased by $1.1 billion for the year ended December 31, 2024 compared to the same period in 2023. The change was primarily due to higher average interest bearing liabilities from an increase in securitized debt balances due to the 21 securitizations closed during the year ended December 31, 2024 combined with higher repurchase agreement balances and higher borrowing rates. This was partially offset by the change in the net interest component of interest rate swaps, which was $1.2 billion for the year ended December 31, 2024 compared to $1.6 billion for the same period in 2023.
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
At December 31, 2024 and December 31, 2023 the majority of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Securities, residential mortgage loans, and MSR. All of our Residential Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and maintain the liquidity and strength of our balance sheet.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
Other Income (Loss)
2024 Compared with 2023
Net Gains (Losses) on Investments and Other
Net gains (losses) on disposal of investments and other was ($1.1) billion for the year ended December 31, 2024 compared with ($2.9) billion for the same period in 2023. For the year ended December 31, 2024, we disposed of Residential Securities with a carrying value of $21.4 billion for an aggregate net loss of ($886.0) million. For the same period in 2023, we disposed of Residential Securities with a carrying value of $36.4 billion for an aggregate net loss of ($2.9) billion.
Net unrealized gains (losses) on instruments measured at fair value through earnings was ($764.5) million for the year ended December 31, 2024 compared to $797.6 million for the same period in 2023, primarily due to unfavorable changes in unrealized gains (losses) on Agency MBS of ($1.8) billion, securitized residential whole loans of consolidated VIEs of ($231.0) million, residential whole loans of ($159.1) million, and CRT securities of ($71.9) million, partially offset by favorable changes in residential securitized debt of consolidated VIEs of $308.7 million, U.S. Treasury securities sold, not yet purchased of $293.5 million, participations issued of $71.8 million and MSR of $44.8 million.

Net Gains (Losses) on Derivatives
Net gains (losses) on interest rate swaps for the year ended December 31, 2024 was $2.1 billion compared to $694.7 million for the same period in 2023, attributable to favorable changes in unrealized gains (losses) on interest rate swaps and realized gains (losses) on termination or maturity of interest rate swaps, partially offset by the change in the net interest component of interest rate swaps. Unrealized gains (losses) on interest rate swaps was $1.0 billion for the year ended December 31, 2024 compared to ($815.6) million for the same period in 2023. Realized gains (losses) on termination or maturity of interest rate swaps was ($60.5) million resulting from the termination or maturity of interest rate swaps with a notional amount of $13.7 billion for the year ended December 31, 2024 compared to ($74.8) million resulting from the termination of interest rate swaps with a notional amount of $12.7 billion for the same period in 2023. Net interest component of interest rate swaps was $1.2 billion for the year ended December 31, 2024 compared to $1.6 billion for the same period in 2023 due to a decrease in average net receive rate.
Net gains (losses) on other derivatives was $124.9 million for the year ended December 31, 2024 compared to ($294.6) million for the same period in 2023. The change in net gains (losses) on other derivatives was primarily due to favorable changes in net gains (losses) on futures contracts, which was $257.5 million for the year ended December 31, 2024 compared to ($6.8) million for the same period in 2023, net gains (losses) on TBA derivatives, which was ($16.7) million for the year ended December 31, 2024 compared to ($140.8) million for the same period in 2023, and net gains (losses) on interest rate swaptions, which was ($105.9) million for the year ended December 31, 2024 compared to ($148.8) million for the same period in 2023, partially offset by an unfavorable change in net gains (losses) on purchase commitments, which was ($10.0) million for the year ended December 31, 2024 compared to $7.9 million for the same period in 2023.

Other, Net
Other, net includes brokerage and commission fees, due diligence costs, securitization expenses, and interest on custodial balances. We also report in Other, net items whose amounts, either individually or in the aggregate, would not, in the opinion of management, be meaningful to readers of the financial statements. Given the nature of certain components of this line item, balances may fluctuate from period to period. Other, net was $94.9 million for the year ended December 31, 2024 compared to $73.7 million for the same period in 2023, primarily attributable to an increase in interest on custodial balances, partially offset by an increase in MSR financing expenses.
General and Administrative Expenses
General and administrative (“G&A”) expenses consist of compensation and other expenses. The following table shows our total G&A expenses as compared to average total assets and average equity for the periods presented.
G&A Expenses and Operating Expense Ratios

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the years ended	(dollars in thousands)
December 31, 2024	$171,356	0.18%	1.44%
December 31, 2023	$162,553	0.18%	1.42%
December 31, 2022	$162,729	0.21%	1.40%

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
2024 Compared with 2023
G&A expenses increased $8.8 million to $171.4 million for the year ended December 31, 2024 compared to the same period in 2023. The change in the period was primarily due to an increase in compensation expense, partially offset by lower expenses related to technology and professional fees.
Return on Average Equity
The following table shows the components of our annualized return on average equity for the periods presented.
Components of Annualized Return on Average Equity

	Economic Net Interest Income/ Average Equity (1)	Net Servicing Income/Average Equity	Other Income (Loss)/Average Equity (2)	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the years ended
December 31, 2024	12.22%	3.67%	(5.79%)	(1.44%)	(0.13%)	8.53%
December 31, 2023	12.88%	2.85%	(28.30%)	(1.42%)	(0.34%)	(14.33%)
December 31, 2022	15.80%	1.91%	(1.06%)	(1.40%)	(0.39%)	14.86%
(1) Economic net interest income includes the net interest component of interest rate swaps and, beginning with the quarter ended June 30, 2024, net interest on initial margin related to interest rate swaps, which is reported in Other, net in the Company’s Consolidated Statements of Comprehensive Income (Loss). Prior period results have not been adjusted in accordance with this change as the impact is not material. Net interest on variation margin related to interest rate swaps was previously and is currently included in the Net interest component of interest rate swaps in the Company's Consolidated Statements of Comprehensive Income (Loss) for all periods presented..
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

	December 31, 2024	December 31, 2023
	(dollars in thousands)
Unrealized gain	$4,221	$5,051
Unrealized loss	(1,021,903)	(1,340,451)
Accumulated other comprehensive income (loss)	$(1,017,682)	$(1,335,400)

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
The fair value of these securities being less than amortized cost at December 31, 2024 is solely due to market conditions and not the quality of the assets. Substantially all of the Agency MBS have an actual or implied credit rating that is the same as that of the U.S. government. The investments do not require an allowance for credit losses because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal and interest amounts of the securities by the respective issuing Agency.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
Financial Condition
Total assets were $103.6 billion and $93.2 billion at December 31, 2024 and 2023, respectively. The change was primarily due to increases in residential mortgage loans, including securitized residential whole loans of consolidated VIEs, of $9.9 billion and MSR of $0.8 billion, partially offset by decreases in receivable for unsettled trades of $0.5 billion. Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class were as follows at December 31, 2024:

	Agency MBS	Residential Credit (1)	MSR	Total
Assets	(dollars in thousands)
Fair value	$67,434,068	$27,842,469	$2,909,134	$98,185,671
Implied market value of derivatives (2)	3,136,154	—	—	3,136,154
Debt
Repurchase agreements	61,241,318	4,447,605	—	65,688,923
Implied cost basis of derivatives (2)	3,158,058	—	—	3,158,058
Other secured financing	—	—	750,000	750,000
Debt issued by securitization vehicles	—	19,540,678	—	19,540,678
Participations issued	—	1,154,816	—	1,154,816
U.S. Treasury securities sold, not yet purchased	2,425,767	58,781	(13,919)	2,470,629
Net forward purchases	(1,861,842)	—	(31,323)	(1,893,165)
Other
Net other assets / liabilities	1,827,423	170,933	246,710	2,245,066
Net equity allocated	$7,434,344	$2,811,522	$2,451,086	$12,696,952

Net equity allocated (%)	59%	22%	19%	100%
Debt/net equity ratio (3)	8.6:1	9.0:1	0.3:1	7.1:1

(1) Fair value includes residential loans held for sale, commercial assets and liabilities and assets and liabilities associated with non-controlling interests.
(2) Derivatives include TBA contracts under Agency MBS.
(3) Represents the debt/net equity ratio as determined using amounts in the Consolidated Statements of Financial Condition.

Residential Securities
Substantially all of our Agency MBS at December 31, 2024 and December 31, 2023 were backed by single-family residential mortgage loans and were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Fannie Mae, Freddie Mac or Ginnie Mae pass through certificates or CMOs, which have an actual or implied credit rating that is the same as that of the U.S. government. We carry all of our Agency MBS at fair value in the Consolidated Statements of Financial Condition.
We accrete discount balances as an increase to interest income over the expected life of the related interest earning assets and we amortize premium balances as a decrease to interest income over the expected life of the related interest earning assets. At December 31, 2024 and December 31, 2023 we had in our Consolidated Statements of Financial Condition a total of $1.3 billion and $1.4 billion, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Securities acquired at a price below principal value) and a total of $2.5 billion and $2.4 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Residential Securities acquired at a price above principal value).
The weighted average experienced prepayment speed on our Agency MBS portfolio for the years ended December 31, 2024 and 2023 was 7.4% and 6.5%, respectively. The weighted average projected long-term prepayment speed on our Agency MBS portfolio as of December 31, 2024 and 2023 was 8.6% and 9.4%, respectively.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
The following table presents our Residential Securities that were carried at fair value at December 31, 2024 and December 31, 2023.

	December 31, 2024	December 31, 2023
	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$63,049,674	$62,198,941
Adjustable-rate pass-through	162,238	191,489
CMO	73,684	82,972
Interest-only	380,732	264,005
Multifamily	3,741,765	3,544,528
Reverse mortgages	25,975	26,853
Total agency securities	$67,434,068	$66,308,788
Residential credit
Credit risk transfer	$754,915	$974,059
Alt-A	164,892	150,235
Prime	45,790	180,647
Subprime	245,583	235,605
NPL/RPL	878,608	1,197,555
Prime jumbo (>= 2010 vintage)	158,313	344,232
Total residential credit securities	$2,248,101	$3,082,333
Total Residential Securities	$69,682,169	$69,391,121

The following table summarizes certain characteristics of our Residential Securities (excluding interest-only mortgage-backed securities) and interest-only mortgage-backed securities at December 31, 2024 and December 31, 2023.

	December 31, 2024	December 31, 2023
Residential Securities (1)	(dollars in thousands)
Principal amount	$70,783,559	$70,078,626
Net premium	110,212	63,902
Amortized cost	70,893,771	70,142,528
Amortized cost / principal amount	100.16%	100.09%
Carrying value	68,717,038	68,701,769
Carrying value / principal amount	97.08%	98.04%
Weighted average coupon rate	5.02%	4.68%
Weighted average yield	4.96%	4.64%
Adjustable-rate Residential Securities (1)
Principal amount	$951,400	$1,206,700
Weighted average coupon rate	8.41%	8.79%
Weighted average yield	7.59%	8.09%
Weighted average term to next adjustment (2)	6 Months	8 Months
Weighted average lifetime cap (3)	9.33%	9.34%
Principal amount at period end as % of total residential securities	1.34%	1.72%
Fixed-rate Residential Securities (1)
Principal amount	$69,832,159	$68,871,926
Weighted average coupon rate	4.97%	4.61%
Weighted average yield	4.93%	4.58%
Principal amount at period end as % of total residential securities	98.66%	98.28%
Interest-only Residential Securities
Notional amount	$38,352,812	$25,918,105
Net premium	1,091,361	865,467
Amortized cost	1,091,361	865,467
Amortized cost / notional amount	2.85%	3.34%
Carrying value	965,131	689,352
Carrying value / notional amount	2.52%	2.66%
Weighted average coupon rate	0.46%	0.43%
Weighted average yield	2.40%	NM
(1) Excludes interest-only MBS.
(2) Excludes non-Agency MBS and CRT securities.
(3) Excludes non-Agency MBS and CRT securities as this attribute is not applicable to these asset classes.
NM Not meaningful.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
The following tables summarize certain characteristics of our Residential Credit portfolio at December 31, 2024.

		Payment Structure		Investment Characteristics (1)
Product	Estimated Fair Value	Senior	Subordinate	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR (2)
(dollars in thousands)
Credit risk transfer	$754,915	$—	$754,915	9.09%	1.71%	1.02%	5.00%
Alt-A	164,892	—	164,892	7.08%	9.98%	4.35%	16.68%
Prime	45,790	33,757	12,033	4.18%	0.76%	1.71%	3.54%
Subprime	245,583	54,598	190,985	7.18%	24.04%	13.48%	13.88%
Re-performing loan securitizations	586,731	361,769	224,962	6.54%	27.36%	17.31%	19.90%
Non-performing loan securitizations	291,877	261,524	30,353	6.85%	35.15%	72.48%	8.65%
Prime jumbo (>=2010 vintage)	158,313	90,110	68,203	5.12%	1.05%	0.80%	5.75%
Total/weighted average	$2,248,101	$801,758	$1,446,343	7.45%	16.75%	16.99%	11.45%

(1) Investment characteristics exclude the impact of interest-only securities. (2) Represents the 3 month voluntary prepayment rate (“VPR”).

	Bond Coupon
Product	ARM	Fixed	Floater	Interest-Only	Estimated Fair Value
(dollars in thousands)
Credit risk transfer	$—	$—	$754,915	$—	$754,915
Alt-A	1,261	163,631	—	—	164,892
Prime	—	18,193	—	27,597	45,790
Subprime	—	226,354	19,158	71	245,583
Re-performing loan securitizations	—	586,731	—	—	586,731
Non-performing loan securitizations	—	291,877	—	—	291,877
Prime jumbo (>=2010 vintage)	—	48,638	19,564	90,111	158,313
Total	$1,261	$1,335,424	$793,637	$117,779	$2,248,101

Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations at December 31, 2024.  The table does not include the effect of net interest rate payments on our interest rate swap agreements. The net swap payments will fluctuate based on monthly changes in the receive rate. At December 31, 2024, the interest rate swaps had a net fair value of $14.0 million.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$65,356,883	$332,040	$—	$—	$65,688,923
Interest expense on repurchase agreements (1)	284,793	5,555	—	—	290,348
Other secured financing	600,000	150,000	—	—	750,000
Interest expense on other secured financing (1)	37,851	7,971	—	—	45,822
Debt issued by securitization vehicles (principal)	—	—	—	20,468,421	20,468,421
Interest expense on debt issued by securitization vehicles	1,092,527	2,185,054	2,185,054	33,873,297	39,335,932
Participations issued (principal)	—	—	—	1,134,995	1,134,995
Interest expense on participations issued	77,571	155,141	155,141	1,926,225	2,314,078
Long-term operating lease obligations	3,149	2,764	7,685	52,041	65,639
Total	$67,452,774	$2,838,525	$2,347,880	$57,454,979	$130,094,158

(1) Interest expense on repurchase agreements and other secured financing calculated based on rates at December 31, 2024.
In the coming periods, we expect to continue to finance our Residential Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use securitization structures, credit facilities, or other term financing structures to finance certain of our assets. During the year ended December 31, 2024, we received $6.8 billion from principal repayments and $21.1 billion in cash from disposal of Securities. During the year ended December 31, 2023, we received $6.2 billion from principal repayments and $31.3 billion in cash from disposal of Securities.

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

Stockholders’ Equity
The following table provides a summary of total stockholders’ equity at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Stockholders’ equity	(dollars in thousands)
6.95% Series F fixed-to-floating rate cumulative redeemable preferred stock	696,910	696,910
6.50% Series G fixed-to-floating rate cumulative redeemable preferred stock	411,335	411,335
6.75% Series I fixed-to-floating rate cumulative redeemable preferred stock	428,324	428,324
Common stock	5,784	5,001
Additional paid-in capital	25,257,716	23,672,391
Accumulated other comprehensive income (loss)	(1,017,682)	(1,335,400)
Accumulated deficit	(13,173,146)	(12,622,768)
Total stockholders’ equity	$12,609,241	$11,255,793

Capital Stock
Common Stock
In January 2022, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding shares of common stock through December 31, 2024 (the “Prior Common Stock Repurchase Program”). In January 2025, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding shares of common stock through December 31, 2029 (the “Current Common Stock Repurchase Program”). The Current Common Stock Repurchase Program replaced the Prior Common Stock Repurchase Program. During the years ended December 31, 2024 and 2023, no shares were repurchased under the Prior Common Stock Repurchase Program.
Purchases made pursuant to the Current Common Stock Repurchase Program will be made in either the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The authorization does not obligate us to acquire any particular amount of common stock and the program may be suspended or discontinued at our discretion without prior notice.
On August 6, 2020, we entered into separate Amended and Restated Distribution Agency Agreements (as amended by Amendment No. 1 to the Amended and Restated Distribution Agency Agreements on August 6, 2021, and Amendment No. 2 to the Amended and Restated Distribution Agency Agreements on November 3, 2022, collectively, the “Prior Sales Agreements”) with each of Barclays Capital Inc., BofA Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, Keefe,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
Bruyette & Woods, Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC (collectively, the “Prior Sales Agents”). Pursuant to the Prior Sales Agreements, we offered and sold shares of common stock, having an aggregate offering price of up to $1.5 billion, from time to time through any of the Prior Sales Agents (the “Prior At-the-Market Sales Program”).
On September 20, 2024, we entered into new Distribution Agency Agreements (collectively, the “Sales Agreements”) with each of Barclays Capital Inc., BNP Paribas Securities Corp., BofA Securities, Inc., Citizens JMP Securities, LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., Morgan Stanley & Co., LLC, RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC (collectively, the “Sales Agents”), which terminated and replaced the Prior Sales Agreements. Under the terms of the Sales Agreements, we may offer and sell shares of our common stock, having an aggregate offering price of up to $1.5 billion, from time to time through any of the Sales Agents (the “Current At-the-Market Sales Program” and, together with the Prior At-the-Market Sales Program, the “at-the-market sales program”).
During the year ended December 31, 2024, under the at-the-market sales program, we issued 77.9 million shares for proceeds of $1.6 billion, net of commissions and fees. During the year ended December 31, 2023, under the at-the-market sales program, we issued 31.4 million shares for proceeds of $0.7 billion, net of commissions and fees.

Preferred Stock
On November 3, 2022, our Board approved a repurchase plan for all of our existing outstanding Preferred Stock (as defined below, the “Prior Preferred Stock Repurchase Program”). Under the terms of the Prior Preferred Stock Repurchase Program, we are authorized to repurchase up to an aggregate of 63,500,000 shares of Preferred Stock, comprised of up to (i) 28,800,000 shares of our 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), (ii) 17,000,000 shares of our 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series G Preferred Stock”), and (iii) 17,700,000 shares of our 6.75% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”, and together with Series F Preferred Stock and Series G Preferred Stock, the “Preferred Stock”). The aggregate liquidation value of the Preferred Stock that may be repurchased by us pursuant to the Prior Preferred Stock Repurchase Program, as of November 3, 2022, was approximately $1.6 billion. The Prior Preferred Stock Repurchase Program became effective on November 3, 2022, and expired on December 31, 2024. No shares were repurchased with respect to the Prior Preferred Stock Repurchase Program during the year ended December 31, 2024.
On December 31, 2024, our Board approved a repurchase plan for all of our existing outstanding Preferred Stock (as defined below, the “Current Preferred Stock Repurchase Program”). Under the terms of the Current Preferred Stock Repurchase Program, we are authorized to repurchase up to an aggregate of 63,500,000 shares of Preferred Stock, comprised of up to (i) 28,800,000 shares of our Series F Preferred Stock, (ii) 17,000,000 shares of our Series G Preferred Stock, and (iii) 17,700,000 shares of our Series I Preferred Stock. The aggregate liquidation value of the Preferred Stock that may be repurchased by us pursuant to the Current Preferred Stock Repurchase Program, as of December 31, 2024, was approximately $1.6 billion. The Current Preferred Stock Repurchase Program replaced the Prior Preferred Stock Repurchase Program. The Current Preferred Stock Repurchase Program became effective on January 1, 2025, and will expire on December 31, 2029.

Purchases made pursuant to the Current Preferred Stock Repurchase Program will be made in either the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The authorization does not obligate us to acquire any particular amount of Preferred Stock and the program may be suspended or discontinued at our discretion without prior notice.
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
Our GAAP leverage ratio at December 31, 2024 and 2023 was 7.1:1 and 6.8:1, respectively. Our economic leverage ratio, which is computed as the sum of Recourse Debt, cost basis of TBA and CMBX derivatives outstanding, and net forward purchases (sales) of investments divided by total equity was 5.5:1 and 5.7:1, at December 31, 2024 and 2023, respectively. Our

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
GAAP capital ratio at December 31, 2024 and 2023 was 12.3% and 12.2%, respectively. Our economic capital ratio, which represents our ratio of stockholders’ equity to total economic assets (inclusive of the implied market value of TBA derivatives and net of debt issued by securitization vehicles), was 14.6% and 14.0% at December 31, 2024 and 2023, respectively. Economic leverage ratio and economic capital ratio are non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section for additional information, including reconciliations to their most directly comparable GAAP results.
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

Governance
Risk management begins with our Board, through the review and oversight of the risk management framework, and executive management, through the ongoing formulation of risk management practices and related execution in managing risk. The Board exercises its oversight of risk management primarily through the Risk Committee and Audit Committee with support from the other Board Committees. The Risk Committee is responsible for oversight of our risk governance structure, risk management (operational and market risk) and risk assessment guidelines and policies and our risk appetite. The Audit Committee is responsible for oversight of the quality and integrity of our accounting, internal controls and financial reporting practices, including independent auditor selection, evaluation and review, and oversight of the internal audit function. The Risk Committee and the Audit Committee jointly oversee practices and policies related to cybersecurity and receive regular reports from management throughout the year on cybersecurity and related risks. The Management Development and Compensation Committee is responsible for oversight of risk related to our compensation policies and practices and other human capital matters such as succession and culture. The Nominating/Corporate Governance Committee assists the Board in its oversight of our corporate governance framework and the annual self-evaluation of the Board, and the Corporate Responsibility Committee assists the Board in its oversight of any matters that may present reputational or ESG risk to us. The full Board has overall

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
responsibility for ESG oversight, and the Corporate Responsibility Committee meets jointly with other Committees from time to time in order to review areas of shared responsibility.
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
To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At December 31, 2024 and December 31, 2023, the weighted average days to maturity was 32 days and 44 days, respectively.

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
At December 31, 2024, we had total financial assets and cash pledged against existing liabilities of $70.5 billion. The weighted average haircut was approximately 3% on repurchase agreements. The quality and character of the Residential Securities that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change at December 31, 2024 compared to the same period in 2023, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the year ended December 31, 2024.
The following table presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
For the three months ended	(dollars in thousands)
December 31, 2024	$68,092,016	$65,688,923	$2,778,970	$—
September 30, 2024	67,092,629	64,310,276	3,041,120	—
June 30, 2024	63,043,218	60,787,994	2,322,479	—
March 31, 2024	64,027,388	58,975,232	2,323,485	—
December 31, 2023	61,924,576	62,201,543	1,340,204	—
September 30, 2023	66,020,036	64,693,821	257,097	—
June 30, 2023	64,591,463	61,637,600	600,968	—
March 31, 2023	60,477,833	60,993,018	371,429	—
December 31, 2022	59,946,810	59,512,597	102,025	—
Our committed facility warehouse lines provide financing for our MSR portfolio for liquidity purposes. We maintain a conservative approach to these facilities, generally over-collateralizing the lines against margin calls.
The following table provides information on our repurchase agreements and other secured financing by maturity date at December 31, 2024. The weighted average remaining maturity on our repurchase agreements and other secured financing was 33 days at December 31, 2024:

	December 31, 2024
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$—	—%	—%
2 to 29 days	27,323,365	4.85%	41.1%
30 to 59 days	35,770,924	4.63%	53.9%
60 to 89 days	1,285,522	5.08%	1.9%
90 to 119 days	62,468	5.67%	0.1%
Over 119 days (1)	1,996,644	6.57%	3.0%
Total	$66,438,923	4.79%	100.0%

(1) Less than 1% of the total repurchase agreements and other secured financing had a remaining maturity over 1 year.
We also finance our investments in residential mortgage loans through the issuance of securitization transactions sponsored by our wholly-owned subsidiary Onslow Bay Financial LLC (“Onslow Bay”) under the Onslow Bay private-label securitization program. In order to increase financing optionality for our Onslow Bay platform we closed new warehouse facilities and upsized existing warehouse facilities. These included expanded product offerings for residential whole loans, including a component not subject to margin calls, and a two-year facility for OBX retained securities not subject to margin calls.
The following table presents our outstanding debt balances and associated weighted average rates and days to maturity at December 31, 2024:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

		Weighted Average Rate
	Principal Balance	As of Period End	For the Quarter	Weighted Average Days to Maturity (1)
	(dollars in thousands)
Repurchase agreements	$65,688,923	4.76%	4.93%	32
Other secured financing	750,000	7.21%	7.37%	310
Debt issued by securitization vehicles (2)	20,468,421	5.34%	5.16%	12,962
Participations issued (2)	1,134,995	6.83%	6.53%	10,889
Total indebtedness	$88,042,339

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
Assets are considered encumbered if pledged as collateral against an existing liability, and therefore are no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets at December 31, 2024:

	Encumbered Assets	Unencumbered Assets	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,202,880	$285,147	$1,488,027
Investments, at carrying value (1)
Agency mortgage-backed securities	65,768,342	3,634,123	69,402,465
Credit risk transfer securities	742,979	11,936	754,915
Non-agency mortgage-backed securities	1,106,463	386,723	1,493,186
Commercial mortgage-backed securities	74,278	—	74,278
Residential mortgage loans (2)	24,492,582	1,027,508	25,520,090
MSR	2,460,252	448,882	2,909,134
Other assets (3)	—	53,696	53,696
Total financial assets	$95,847,776	$5,848,015	$101,695,791

(1) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported in the Consolidated Statements of Financial Condition.
(2) Includes assets transferred or pledged to securitization vehicles.
(3) Includes commercial real estate investments and interests in certain joint ventures.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is also considered and is subject to certain parameters. The composition is monitored for concentration risk, including in respect of our deposits of our cash and cash equivalents, and asset type. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets at December 31, 2024:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Carrying Value (1)
Liquid assets	(dollars in thousands)
Cash and cash equivalents	$1,488,027
Residential Securities (2)	71,650,495
Commercial mortgage-backed securities	74,278
Residential mortgage loans (3)	3,546,902
Total liquid assets	$76,759,702
Percentage of liquid assets to carrying amount of encumbered and unencumbered financial assets (4)	96.30%
(1) Carrying value approximates the market value of assets. The assets listed in this table include $70.5 billion of assets that have been pledged as collateral against existing liabilities at December 31, 2024. Please refer to the Encumbered and Unencumbered Assets table for related information.
(2) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported in the Consolidated Statements of Financial Condition.
(3) Excludes securitized residential mortgage loans transferred or pledged to consolidated VIEs carried at fair value of $22.0 billion.
(4) Denominator is computed based on the carrying amount of encumbered and unencumbered financial assets, excluding assets transferred or pledged to securitization vehicles, of $22.0 billion.

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
The interest rate sensitivity of our assets and liabilities in the following table at December 31, 2024 could vary substantially based on actual prepayment experience.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,488,027	$—	$—	$—	$1,488,027
Agency mortgage-backed securities (principal)	8	106	21,151	68,600,682	68,621,947
Residential credit risk transfer securities (principal)	—	4,996	5,570	696,603	707,169
Non-agency mortgage-backed securities (principal)	169,259	233,332	388,603	663,249	1,454,443
Commercial mortgage-backed securities (principal)	44,151	30,000	—	—	74,151
Total securities	213,418	268,434	415,324	69,960,534	70,857,710
Residential mortgage loans (principal)	—	—	—	3,485,717	3,485,717
Total loans	—	—	—	3,485,717	3,485,717
Assets transferred or pledged to securitization vehicles (principal)	—	—	—	22,812,008	22,812,008
Total financial assets - maturity	1,701,445	268,434	415,324	96,258,259	98,643,462
Effect of utilizing reset dates (1)	23,366,941	735,144	415,423	(24,517,508)	—
Total financial assets - interest rate sensitive	$25,068,386	$1,003,578	$830,747	$71,740,751	$98,643,462
Financial liabilities
Repurchase agreements	$64,154,811	$1,202,072	$332,040	$—	$65,688,923
Debt issued by securitization vehicles (principal)	—	—	—	20,468,421	20,468,421
Participations issued (principal)	—	—	—	1,134,995	1,134,995
U.S. Treasury securities sold, not yet purchased	2,470,629	—	—	—	2,470,629
Total financial liabilities - maturity	66,625,440	1,202,072	332,040	21,603,416	89,762,968
Effect of utilizing reset dates (1)(2)	(58,603,814)	10,605,667	13,634,875	34,363,272	—
Total financial liabilities - interest rate sensitive	$8,021,626	$11,807,739	$13,966,915	$55,966,688	$89,762,968

Maturity gap	$(64,923,995)	$(933,638)	$83,284	$74,654,843	$8,880,494

Cumulative maturity gap	$(64,923,995)	$(65,857,633)	$(65,774,349)	$8,880,494

Interest rate sensitivity gap	$17,046,760	$(10,804,161)	$(13,136,168)	$15,774,063	$8,880,494

Cumulative rate sensitivity gap	$17,046,760	$6,242,599	$(6,893,569)	$8,880,494

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
We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The net interest income simulations incorporate the interest expense effect of rate resets on liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. The following table presents estimates at December 31, 2024. Actual results could differ materially from these estimates.

Change in Interest Rate (1)	Estimated Percentage Change in Portfolio Value (2)	Estimated Change as a % on NAV (2)(3)	Projected Percentage Change in Economic Net Interest Income (4)
-75 Basis points	0.1%	0.5%	0.1%
-50 Basis points	0.1%	1.0%	0.3%
-25 Basis points	0.1%	0.8%	0.3%
+25 Basis points	(0.2%)	(1.3%)	(0.8%)
+50 Basis points	(0.4%)	(2.9%)	(2.1%)
+75 Basis points	(0.7%)	(4.8%)	(3.6%)
MBS Spread Shock (1)	Estimated Change in Portfolio Market Value (2)	Estimated Change as a % on NAV (2)(3)
-25 Basis points	1.3%	9.8%
-15 Basis points	0.8%	5.9%
-5 Basis points	0.3%	1.9%
+5 Basis points	(0.3%)	(1.9%)
+15 Basis points	(0.8%)	(5.8%)
+25 Basis points	(1.3%)	(9.6%)
(1) Interest rate and MBS spread sensitivity are based on results from third party models in conjunction with inputs from our internal investment professionals. Actual results could differ materially from these estimates.
(2) Scenarios include securities, residential mortgage loans, MSR and derivative instruments.
(3) NAV represents book value of equity.
(4) Scenarios include securities, residential mortgage loans, repurchase agreements, other secured financing and interest rate swaps. Economic net interest income includes the net interest component of interest rate swaps and net interest on initial margin related to interest rate swaps, which is reported in Other, net in the Company’s Consolidated Statements of Comprehensive Income (Loss).

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
analysis and oversight of investments by our investment personnel and appropriate committee. We review credit and other risks of loss associated with each investment. Our management monitors the overall portfolio risk and determines estimates of provision for loss. Additionally, ALCO has oversight of our credit risk exposure.
Our portfolio composition, based on balance sheet values, at December 31, 2024 and 2023 was as follows:

	December 31, 2024	December 31, 2023
Category
Agency mortgage-backed securities	68.6%	75.9%
Credit risk transfer securities	0.8%	1.1%
Non-agency mortgage-backed securities	1.5%	2.4%
Residential mortgage loans (1)	26.0%	17.9%
Commercial mortgage-backed securities	0.1%	0.3%
Mortgage servicing rights	3.0%	2.4%
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
The following table summarizes our exposure to counterparties by geography at December 31, 2024:

	Number of Counterparties	Secured Financing (1)	Interest Rate Swaps at Fair Value	Exposure (2)
Geography	(dollars in thousands)
North America	22	$50,510,543	$11,820	$4,009,456
Europe	9	11,529,286	2,194	829,879
Asia (non-Japan)	1	501,344	—	16,409
Japan	4	3,897,750	—	415,462
Total	36	$66,438,923	$14,014	$5,271,206

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
We also have processes in place to oversee and identify material risks from cybersecurity threats associated with our use of third party service providers upon which we depend on to perform various business processes related to our operations, including mortgage loan servicers and sub-servicers. Our vendor management and IT policies establish procedures for engaging, onboarding and monitoring the performance of third party vendors. For mortgage loan servicers and sub-servicers, these procedures include assessing a vendor’s financial health as well as oversight of its compliance with applicable laws and regulations, cybersecurity and business continuity programs and security of personal information. We also have processes to evaluate and classify cybersecurity risk related to sensitive data held by key third party service providers on their systems.
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
The Cybersecurity Committee regularly discusses cybersecurity risk management and best practices with the ERC and with the Audit and Risk Committees of our Board. The Audit and Risk Committees jointly oversee processes, practices and policies related to cybersecurity and receive joint and individual presentations from management and external experts on cyber technology-related risks. Two members of our Board have completed the Carnegie Mellon/NACD Cyber-Risk Oversight Program and earned the CERT Certificate in Cybersecurity Oversight and one member of our Board has completed the NACD Master Class: Cyber-Risk Oversight Program.
To date, we have not detected any risks from cybersecurity threats that have materially affected us. However, even though we take steps to employ reasonable cybersecurity defenses, not every cybersecurity incident can be prevented or detected. We also may be held responsible for cybersecurity threats affecting our third party service providers, including servicers and sub-servicers, some of whom have reported breaches in the past. Therefore, while we are not aware of any cybersecurity threats or

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
incidents that are reasonably likely to have a material effect on our business strategy, results of operations or financial condition, the likelihood and severity of such risks are difficult to predict. For further discussion, please see the risk factors titled “We are highly dependent on information systems and networks, many of which are operated by third parties” and “Cyberattacks or other information security breaches of our Company's, service providers' or counterparties' systems or networks affect our business, reputation and financial condition” in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

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
Sensitivity of Estimates to Change: Changes in underlying assumptions used in estimating fair value impact the carrying value of the Residential Securities as well as their yield. For example, an increase in CPR would decrease the carrying value and yield of our Agency mortgage-backed securities. Our valuations are most sensitive to changes in interest rate, which also impacts prepayment speeds. Refer to the Experienced and Projected Long-Term CPR, Financial Condition – Residential Securities and

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
the interest rate sensitivity and interest rate and MBS spread shock analysis and discussions within this Item 7 for further information.

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
Sensitivity of Estimates to Change: Changes to model assumptions, including prepayment speeds may significantly impact the fair value estimate of residential mortgage loans as well as unrealized gains and losses and yield on these assets. Our valuations are most sensitive to changes in interest rate, which also impacts prepayment speeds. Refer to the interest rate sensitivity and interest rate shock analysis and discussions within this Item 7 for further information.

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
Sensitivity of Estimates to Change: Changes in the OIS curve will impact the carrying value of our interest rate swap assets and liabilities. Our valuations are most sensitive to changes in interest rate, which also impacts prepayment speeds. See the interest rate sensitivity and interest rate shock analysis and discussions within this Item 7 for further information.

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

Economic Interest Expense
Non-GAAP financial measure that is comprised of GAAP interest expense, the net interest component of interest rate swaps and net interest on initial margin, which is reported in Other, net in the Company’s Consolidated Statements of Comprehensive Income (Loss).

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
There have been no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
Annaly’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission’s (“COSO”) Internal Control-Integrated Framework (2013).
Based on the Annaly’s management’s evaluation under the framework in Internal Control—Integrated Framework (2013), Annaly’s management concluded that its internal control over financial reporting was effective as of December 31, 2024. Annaly’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on Annaly’s internal control over financial reporting, which is included herein.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Annaly Capital Management, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Annaly Capital Management, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Annaly Capital Management, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 13, 2025 expressed an unqualified opinion thereon.

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

New York, New York
February 13, 2025

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, no director or officer of the Company adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 as to our directors is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2024. The information regarding our executive officers required by Item 10 appears in Part I of this Form 10-K.  The information required by Item 10 as to our compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2024.
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
We have adopted an Insider Trading Policy within the meaning of Item 408(b) of Regulation S-K, which prohibits our directors, officers and employees, as well as those of our subsidiaries, from buying or selling our securities on the basis of material nonpublic information and prohibits communicating material nonpublic information about our company to others, and that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as NYSE listing standards. Our Insider Trading Policy prohibits our directors, officers and employees from (1) holding our stock in a margin account as eligible collateral, or otherwise pledging our stock as collateral for a loan, or (2) engaging in any hedging transactions with respect to our equity securities held by them.
The information regarding certain matters pertaining to our corporate governance required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2024.

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
The following table provides information as of December 31, 2024 concerning shares of our common stock authorized for issuance under the Incentive Plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the Incentive Plans (excluding securities in column ‘a’)
Equity compensation plans approved by security holders	—	$—	27,373,885
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	27,373,885

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2024.

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

3.3	Articles of Amendment to the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed August 3, 2006).
3.4	Articles of Amendment to the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 of the Registrant’s Quarterly Report on Form 10-Q filed May 7, 2008).
3.5	Articles of Amendment to the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed June 23, 2011).
3.6	Articles of Amendment to the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed May 23, 2019).
3.7	Articles of Amendment to the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed September 23, 2022).
3.8	Articles of Amendment to the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed September 23, 2022).
3.9	Articles of Amendment to the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed May 19, 2023).
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

4.10	Description of Securities. †
10.1	Form of Master Repurchase Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-32913) filed August 5, 1997).
10.2	Registrant’s Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed February 23, 2017).*
10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 20, 2017).
10.4	2020 Equity Incentive Plan (incorporated herein by reference to Annex A to the Registrant’s proxy statement dated April 8, 2020).*
10.5	Form of Deferred Stock Unit Award for Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 21, 2020).*
10.6	Annaly Capital Management, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 1, 2020).*
10.7	Form of 2020 Performance Stock Unit Award (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 1, 2020).*
10.8	Form of 2020 Restricted Stock Unit Award (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed July 1, 2020).*
10.9	Form of 2022 Performance Stock Unit Award (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed February 18, 2022).*
10.10	Form of 2022 Restricted Stock Unit Award (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed February 18, 2022.*
10.11	Form of 2023 Performance Stock Unit Award (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed February 16, 2023).*
10.12	Form of 2023 Restrictive Stock Unit Award (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K filed February 16, 2023).*
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant's Annual Report on Form 10-K filed February 15, 2024).
21.1	Subsidiaries of Registrant. †
23.1	Consent of Ernst & Young LLP. †
97.1	Dodd-Frank Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K filed February 15, 2024).
31.1
Certification of David L. Finkelstein, Chief Executive Officer and Co-Chief Investment Officer (Principal Executive Officer) of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2
Certification of Serena Wolfe, Chief Financial Officer (Principal Financial Officer) of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1
Certification of David L. Finkelstein, Chief Executive Officer and Co-Chief Investment Officer (Principal Executive Officer) of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2
Certification of Serena Wolfe, Chief Financial Officer (Principal Financial Officer) of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS XBRL
The instance document does not appear in the interactive data file because its Extensible Business Reporting Language (XBRL) tags are embedded within the Inline XBRL document. The following documents are formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition at December 31, 2024 and 2023; (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022; (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; and (v) Notes to Consolidated Financial Statements.

101.SCH XBRL	Taxonomy Extension Schema Document †
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document †
101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created†

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

101.LAB XBRL	Taxonomy Extension Label Linkbase Document †
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document †
104	The cover page for the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 (formatted in Inline XBRL and contained in Exhibit 101).
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Annaly Capital Management, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Annaly Capital Management, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2025 expressed an unqualified opinion thereon.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

Valuation of mortgage servicing rights

Description of the Matter	The Company invests in servicing related assets comprised of mortgage servicing rights (“MSR”) totaling $2.9 billion as of December 31, 2024 as included in Note 7 to the consolidated financial statements. The Company records MSR at fair value on a recurring basis with changes in fair value recognized in the statement of comprehensive income (loss). These fair value estimates are based on valuation techniques used to estimate future cash flows that incorporate unobservable assumptions, including discount rate, prepayment rate, delinquency rate and cost to service.

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

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated and tested the Company’s processes and the design and operating effectiveness of internal controls addressing the valuation of MSR, comprising management’s governance over the functionality of the discounted cash flow model utilized to estimate fair value; management’s review of the reasonableness of the unobservable assumptions used in the discounted cash flow model (i.e., discount rate, prepayment rate, delinquency rate and cost to service); management’s comparison of the assumptions used to independent third-party data; and management’s evaluation of the internal fair value mark to third-party management specialists’ ranges, as well as their evaluation of the competence and objectivity of those third-party management specialists, to assess the reasonableness of the fair values developed by the Company.

To test the valuation of MSR, our audit procedures included, among others, evaluating the Company’s valuation techniques used to estimate future cash flows, validating the accuracy and completeness of model objective inputs by agreeing these inputs to the Company’s underlying records and third-party data, evaluating the Company’s model, and testing the significant unobservable assumptions used by management by comparing them to current industry, market and economic trends. We involved our valuation specialists to assist in our evaluation of the Company’s valuation techniques and the assumptions used by management, and to independently develop a range of fair values for the MSR. We compared the assumptions made by management and management’s estimate of fair value to the assumptions and fair value ranges developed by third-party management specialists and our independent ranges to assess management’s estimates of fair value. We also assessed the competence and objectivity of third-party management specialists engaged to evaluate the reasonableness of the fair values developed by the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

New York, New York
February 13, 2025

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands, except per share data)
	December 31,	December 31,
	2024	2023
Assets
Cash and cash equivalents (includes pledged assets of $1,202,880 and $1,136,298, respectively) (1)	$1,488,027	$1,412,148
Securities (includes pledged assets of $67,692,062 and $65,400,248, respectively) (2)	69,756,447	69,613,565
Loans, net (includes pledged assets of $2,754,028 and $2,082,419, respectively) (3)	3,546,902	2,353,084
Mortgage servicing rights (includes pledged assets of $2,460,252 and $1,781,279, respectively)	2,909,134	2,122,196
Assets transferred or pledged to securitization vehicles	21,973,188	13,307,622
Derivative assets	225,351	162,557
Receivable for unsettled trades	2,201,447	2,710,224
Principal and interest receivable	1,069,038	1,222,705
Intangible assets, net	9,416	12,106
Other assets	377,434	311,029
Total assets	$103,556,384	$93,227,236
Liabilities and stockholders’ equity
Liabilities
Repurchase agreements	$65,688,923	$62,201,543
Other secured financing	750,000	500,000
Debt issued by securitization vehicles	19,540,678	11,600,338
Participations issued	1,154,816	1,103,835
U.S. Treasury securities sold, not yet purchased	2,470,629	2,132,751
Derivative liabilities	59,586	302,295
Payable for unsettled trades	308,282	3,249,389
Interest payable	268,317	287,937
Dividends payable	375,932	325,052
Other liabilities	242,269	179,005
Total liabilities	90,859,432	81,882,145
Stockholders’ equity
Preferred stock, par value $0.01 per share, 63,500,000 authorized, issued and outstanding	1,536,569	1,536,569
Common stock, par value $0.01 per share, 1,468,250,000 authorized, 578,357,118 and 500,080,287 issued and outstanding, respectively	5,784	5,001
Additional paid-in capital	25,257,716	23,672,391
Accumulated other comprehensive income (loss)	(1,017,682)	(1,335,400)
Accumulated deficit	(13,173,146)	(12,622,768)
Total stockholders’ equity	12,609,241	11,255,793
Noncontrolling interests	87,711	89,298
Total equity	12,696,952	11,345,091
Total liabilities and equity	$103,556,384	$93,227,236

(1) Includes cash of consolidated Variable Interest Entities (“VIEs”) of $2.8 million and $2.0 million at December 31, 2024 and 2023, respectively.
(2) Excludes $2.2 billion and $1.5 billion at December 31, 2024 and 2023, respectively, of non-Agency mortgage-backed securities in consolidated VIEs pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.

(3) Includes $10.0 million and $1.2 million of residential mortgage loans held for sale at December 31, 2024 and 2023, respectively.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in thousands, except per share data)
	For The Years Ended December 31,
	2024	2023	2022
Net interest income
Interest income	$4,840,034	$3,731,581	$2,778,887
Interest expense	4,592,238	3,842,965	1,309,735
Net interest income	247,796	(111,384)	1,469,152
Net servicing income
Servicing and related income	485,406	364,157	246,926
Servicing and related expense	49,469	37,652	25,145
Net servicing income	435,937	326,505	221,781
Other income (loss)
Net gains (losses) on investments and other	(1,849,585)	(2,125,618)	(4,602,456)
Net gains (losses) on derivatives	2,269,301	400,092	4,859,174
Loan loss (provision) reversal	—	219	20,660
Business divestiture-related gains (losses)	—	—	(40,258)
Other, net	94,935	73,716	6,667
Total other income (loss)	514,651	(1,651,591)	243,787
General and administrative expenses
Compensation expense	130,403	119,592	112,703
Other general and administrative expenses	40,953	42,961	50,026
Total general and administrative expenses	171,356	162,553	162,729
Income (loss) before income taxes	1,027,028	(1,599,023)	1,771,991
Income taxes	15,260	39,434	45,571
Net income (loss)	1,011,768	(1,638,457)	1,726,420
Net income (loss) attributable to noncontrolling interests	9,862	4,714	1,095
Net income (loss) attributable to Annaly	1,001,906	(1,643,171)	1,725,325
Dividends on preferred stock	154,551	141,676	110,623
Net income (loss) available (related) to common stockholders	$847,355	$(1,784,847)	$1,614,702
Net income (loss) per share available (related) to common stockholders
Basic	$1.62	$(3.61)	$3.93
Diluted	$1.62	$(3.61)	$3.92
Weighted average number of common shares outstanding
Basic	521,737,554	494,541,323	411,348,484
Diluted	522,747,610	494,541,323	411,621,758
Other comprehensive income (loss)
Net income (loss)	$1,011,768	$(1,638,457)	$1,726,420
Unrealized gains (losses) on available-for-sale securities	(244,278)	580,680	(8,204,542)
Reclassification adjustment for net (gains) losses included in net income (loss)	561,996	1,792,816	3,537,236
Other comprehensive income (loss)	317,718	2,373,496	(4,667,306)
Comprehensive income (loss)	1,329,486	735,039	(2,940,886)
Comprehensive income (loss) attributable to noncontrolling interests	9,862	4,714	1,095
Comprehensive income (loss) attributable to Annaly	1,319,624	730,325	(2,941,981)
Dividends on preferred stock	154,551	141,676	110,623
Comprehensive income (loss) attributable to common stockholders	$1,165,073	$588,649	$(3,052,604)

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)
	For The Years Ended December 31,
	2024	2023	2022
Preferred stock
Beginning of period	$1,536,569	$1,536,569	$1,536,569
End of period	$1,536,569	$1,536,569	$1,536,569
Common stock
Beginning of period	$5,001	$4,683	$3,649
Issuance	780	315	1,031
Stock-based award activity	3	3	3
End of period	$5,784	$5,001	$4,683
Additional paid-in capital
Beginning of period	$23,672,391	$22,981,320	$20,324,780
Issuance	1,557,536	673,378	2,634,969
Stock-based award activity	27,789	17,693	21,571
End of period	$25,257,716	$23,672,391	$22,981,320
Accumulated other comprehensive income (loss)
Beginning of period	$(1,335,400)	$(3,708,896)	$958,410
Unrealized gains (losses) on available-for-sale securities	(244,278)	580,680	(8,204,542)
Reclassification adjustment for net (gains) losses included in net income (loss)	561,996	1,792,816	3,537,236
End of period	$(1,017,682)	$(1,335,400)	$(3,708,896)
Accumulated deficit
Beginning of period	$(12,622,768)	$(9,543,233)	$(9,653,582)
Net income (loss) attributable to Annaly	1,001,906	(1,643,171)	1,725,325
Dividends declared on preferred stock (1)	(154,551)	(141,676)	(110,623)
Dividends and dividend equivalents declared on common stock and stock-based awards (1)	(1,397,733)	(1,294,688)	(1,504,353)
End of period	$(13,173,146)	$(12,622,768)	$(9,543,233)
Total stockholder’s equity	$12,609,241	$11,255,793	$11,270,443
Noncontrolling interests
Beginning of period	$89,298	$98,983	$25,499
Net income (loss) attributable to noncontrolling interests	9,862	4,714	1,095
Equity contributions from (distributions to) noncontrolling interests	(11,449)	(14,399)	72,389
End of period	$87,711	$89,298	$98,983
Total equity	$12,696,952	$11,345,091	$11,369,426
(1) Refer to the “Capital Stock” Note for dividends per share for each class of shares.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	For The Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$1,011,768	$(1,638,457)	$1,726,420
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of premiums and discounts of investments, net	113,040	185,728	87,154
Amortization of securitized debt premiums and discounts and deferred financing costs	3,579	13,824	(4,733)
Depreciation, amortization and other noncash expenses	30,356	24,806	20,506
Net (gains) losses on investments and derivatives	783,191	3,310,579	109,443
Business divestiture-related (gains) losses	—	—	40,258
Income (loss) from unconsolidated joint ventures	(5,790)	10,270	(11,454)
Loan loss provision (reversal)	—	(219)	(20,660)
Payments on purchases of loans held for sale	(58,306)	—	—
Proceeds from sales and repayments of loans held for sale	48,951	1,577	4,597
Proceeds from U.S. Treasury securities	8,613,104	2,015,608	—
Payments on U.S. Treasury securities	(8,156,998)	—	—
Net receipts (payments) on derivatives	779,334	(862,032)	3,643,954
Net change in
Other assets	(61,883)	(136,804)	(11,437)
Interest receivable	154,651	(585,817)	(403,613)
Interest payable	(19,620)	(37,343)	233,753
Other liabilities	75,282	65,483	(41,777)
Net cash provided by (used in) operating activities	3,310,659	2,367,203	5,372,411
Cash flows from investing activities
Payments on purchases of securities	(32,213,640)	(41,036,338)	(45,474,466)
Proceeds from sales of securities	21,106,379	31,259,983	25,055,929
Principal payments on securities	6,834,322	6,153,217	9,541,036
Payments on purchases and origination of loans	(13,239,286)	(5,503,696)	(6,137,067)
Proceeds from sales of loans	686,062	21,242	1,930,367
Principal payments on loans	2,612,778	1,086,508	1,562,308
Payments on purchases of MSR	(863,117)	(396,806)	(1,009,349)
Proceeds from sales of MSR	66,269	—	9,085
Payments on purchases of interests in MSR	—	—	(4,913)
Proceeds from reverse repurchase agreements	609,316,231	128,615,235	24,500,024
Payments on reverse repurchase agreements	(609,316,231)	(128,615,235)	(24,500,024)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	25,403	—	—
Net cash provided by (used in) investing activities	(14,984,830)	(8,415,890)	(14,527,070)
Cash flows from financing activities
Proceeds from repurchase agreements and other secured financing	6,004,596,943	5,351,050,481	3,571,043,066
Payments on repurchase agreements and other secured financing	(6,000,859,559)	(5,348,111,535)	(3,566,953,367)
Proceeds from issuances of securitized debt	10,330,083	4,480,804	5,473,311
Principal payments on securitized debt	(2,394,166)	(944,163)	(1,234,090)
Payments on purchases of securitized debt	—	(2,504)	(8,495)
Payment of deferred financing cost	(4,259)	(4,012)	—
Proceeds from participations issued	4,135,190	2,007,464	1,908,204
Payments on repurchases of participations issued	(4,055,490)	(1,674,650)	(1,973,666)
Principal payments on participations issued	(45,722)	(52,635)	(50,712)
Net contributions (distributions) from (to) noncontrolling interests	(11,449)	(14,399)	72,389
Net proceeds from stock offerings, direct purchases and dividend reinvestments	1,558,316	673,693	2,636,000
Settlement of stock-based awards in satisfaction of withholding tax requirements	(6,157)	(6,661)	(4,108)
Dividends paid	(1,493,680)	(1,517,762)	(1,519,249)
Net cash provided by (used in) financing activities	11,750,050	5,884,121	9,389,283
Net (decrease) increase in cash and cash equivalents	75,879	(164,566)	234,624
Cash and cash equivalents including cash pledged as collateral, beginning of period	1,412,148	1,576,714	1,342,090
Cash and cash equivalents including cash pledged as collateral, end of period	$1,488,027	$1,412,148	$1,576,714
Supplemental disclosure of cash flow information
Interest received	$3,782,985	$3,278,519	$2,459,012
Interest paid (excluding interest paid on interest rate swaps)	$3,831,509	$3,551,873	$866,829
Net interest received (paid) on interest rate swaps	$1,649,965	$1,306,551	$15,621
Taxes received (paid)	$(1,688)	$1,104	$(492)
Noncash investing and financing activities
Receivable for unsettled trades	$2,201,447	$2,710,224	$575,091
Payable for unsettled trades	$308,282	$3,249,389	$1,157,846
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$317,718	$2,373,496	$(4,667,306)
Dividends declared, not yet paid	$375,932	$325,052	$412,113
Derecognition of assets of consolidated VIEs	$—	$—	$424,005
Derecognition of securitized debt of consolidated VIEs	$—	$—	$391,928

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2024, 2023 and 2022
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
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
Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations is carried at cost, which approximates fair value. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled $1.2 billion and $1.1 billion at December 31, 2024 and December 31, 2023, respectively.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

4. FINANCIAL INSTRUMENTS

The following table presents characteristics for certain of the Company’s financial instruments at December 31, 2024 and 2023.

Financial Instruments (1)
Balance Sheet Line Item	Type / Form	Measurement Basis	December 31, 2024	December 31, 2023
	Assets	(dollars in thousands)
Securities	Agency mortgage-backed securities (2)	Fair value, with unrealized gains (losses) through other comprehensive income	$8,234,911	$15,665,352
Securities	Agency mortgage-backed securities (3)	Fair value, with unrealized gains (losses) through earnings	59,199,157	50,643,436
Securities	Residential credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	754,915	974,059
Securities	Non-agency mortgage-backed securities	Fair value, with unrealized gains (losses) through earnings	1,493,186	2,108,274
Securities	Commercial real estate debt investments - CMBS	Fair value, with unrealized gains (losses) through earnings	74,278	222,444
Total securities			69,756,447	69,613,565
Loans, net	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	3,546,902	2,353,084
Assets transferred or pledged to securitization vehicles	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	21,973,188	13,307,622
	Liabilities
Repurchase agreements	Repurchase agreements	Amortized cost	$65,688,923	$62,201,543
Other secured financing	Loans	Amortized cost	750,000	500,000
Debt issued by securitization vehicles	Securities	Fair value, with unrealized gains (losses) through earnings	19,540,678	11,600,338
Participations issued	Participations issued	Fair value, with unrealized gains (losses) through earnings	1,154,816	1,103,835
U.S. Treasury securities sold, not yet purchased	Securities	Fair value, with unrealized gains (losses) through earnings	2,470,629	2,132,751
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

5. SECURITIES

The Company’s investments in securities include agency, credit risk transfer, non-agency and commercial mortgage-backed securities. All of the debt securities are classified as available-for-sale. Available-for-sale debt securities are carried at fair value, with changes in fair value recognized in other comprehensive income, unless the fair value option is elected in which case changes in fair value are recognized in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss). Effective July 1, 2022, the Company elected the fair value option for any newly purchased Agency mortgage-backed securities in order to simplify the accounting for these securities. For the years ended December 31, 2024 and 2023, ($1.1) billion and $611.5 million of unrealized gains (losses) on Agency mortgage-backed securities, for which the fair value option was elected, were reported in Net gains (losses) on investments and other in the Company’s Consolidated Statements of Comprehensive Income (Loss). Agency mortgage-backed securities purchased prior to July 1, 2022, are still classified as available-for-sale with changes in fair value recognized in other comprehensive income. The Company has also elected the fair value option for CRT securities, interest only securities, Non-Agency and commercial mortgage-backed securities in order to simplify the accounting. Transactions for regular-way securities are recorded on trade date, including to-be-announced (“TBA”) securities that meet the regular-way securities scope exception from derivative accounting. Gains and losses on disposals of securities are recorded on trade date based on the specific identification method.
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
The following table represents a rollforward of the activity for the Company’s securities for the year ended December 31, 2024:

	Agency Securities	Residential Credit Securities	Commercial Securities	Total
	(dollars in thousands)
Beginning balance January 1, 2024	$66,308,788	$3,082,333	$222,444	$69,613,565
Purchases	28,692,300	574,256	—	29,266,556
Sales	(20,566,652)	(802,933)	(136,313)	(21,505,898)
Principal paydowns	(6,114,284)	(706,226)	(13,774)	(6,834,284)
(Amortization) / accretion	(100,506)	1,692	642	(98,172)
Fair value adjustment	(785,578)	98,979	1,279	(685,320)
Ending balance December 31, 2024	$67,434,068	$2,248,101	$74,278	$69,756,447

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The following tables present the Company’s securities portfolio that were carried at their fair value at December 31, 2024 and 2023:

	December 31, 2024
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$65,010,762	$1,329,117	$(1,178,444)	$65,161,435	$130,742	$(2,242,503)	$63,049,674
Adjustable-rate pass-through	157,123	11,936	(42)	169,017	2,216	(8,995)	162,238
CMO	87,467	1,459	—	88,926	—	(15,242)	73,684
Interest-only	3,437,570	493,803	—	493,803	14,843	(127,914)	380,732
Multifamily (1)	26,216,351	514,726	(11,830)	3,844,575	7,644	(110,454)	3,741,765
Reverse mortgages	24,916	2,499	—	27,415	—	(1,440)	25,975
Total agency securities	$94,934,189	$2,353,540	$(1,190,316)	$69,785,171	$155,445	$(2,506,548)	$67,434,068
Residential credit
Credit risk transfer	$707,169	$1,608	$(3,581)	$705,196	$49,819	$(100)	$754,915
Alt-A	172,368	35	(1,724)	170,679	2,694	(8,481)	164,892
Prime (2)	1,824,609	27,484	(10,228)	43,725	2,732	(667)	45,790
Subprime	280,820	12	(30,081)	250,751	6,325	(11,493)	245,583
NPL/RPL	882,547	4,540	(3,762)	883,325	1,630	(6,347)	878,608
Prime jumbo (>=2010 vintage) (3)	10,334,669	84,431	(30,385)	146,285	17,072	(5,044)	158,313
Total residential credit securities	$14,202,182	$118,110	$(79,761)	$2,199,961	$80,272	$(32,132)	$2,248,101
Total residential securities	$109,136,371	$2,471,650	$(1,270,077)	$71,985,132	$235,717	$(2,538,680)	$69,682,169
Commercial
Commercial securities	$74,151	193	$—	$74,344	$38	$(104)	$74,278
Total securities	$109,210,522	$2,471,843	$(1,270,077)	$72,059,476	$235,755	$(2,538,784)	$69,756,447

	December 31, 2023
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$63,444,987	$1,448,886	$(1,318,948)	$63,574,925	$477,242	$(1,853,226)	$62,198,941
Adjustable-rate pass-through	188,996	15,834	(51)	204,779	1,663	(14,953)	191,489
CMO	94,448	1,612	—	96,060	—	(13,088)	82,972
Interest-only	2,010,697	416,955	—	416,955	4,729	(157,679)	264,005
Multifamily (1)	17,130,045	400,781	(9,752)	3,552,217	52,055	(59,744)	3,544,528
Reverse mortgages	26,183	3,193	—	29,376	—	(2,523)	26,853
Total agency investments	$82,895,356	$2,287,261	$(1,328,751)	$67,874,312	$535,689	$(2,101,213)	$66,308,788
Residential credit
Credit risk transfer	$924,729	$2,240	$(4,358)	$922,611	$51,984	$(536)	$974,059
Alt-A	164,384	9	(3,922)	160,471	2,135	(12,371)	150,235
Prime (2)	1,076,497	8,590	(21,163)	207,077	1,704	(28,134)	180,647
Subprime	272,955	—	(31,751)	241,204	5,622	(11,221)	235,605
NPL/RPL	1,237,531	8,336	(9,224)	1,236,643	4,578	(43,666)	1,197,555
Prime jumbo (>=2010 vintage) (3)	9,425,280	71,960	(49,859)	365,676	10,696	(32,140)	344,232
Total residential credit securities	$13,101,376	$91,135	$(120,277)	$3,133,682	$76,719	$(128,068)	$3,082,333
Total residential securities	$95,996,732	$2,378,396	$(1,449,028)	$71,007,994	$612,408	$(2,229,281)	$69,391,121
Commercial
Commercial securities	$224,597	$15	$(822)	$223,790	$19	$(1,365)	$222,444
Total securities	$96,221,329	$2,378,411	$(1,449,850)	$71,231,784	$612,427	$(2,230,646)	$69,613,565

(1) Principal/Notional amount includes $22.9 billion and $14.0 billion of Agency Multifamly interest-only securities as of December 31, 2024 and December 31, 2023, respectively.
(2) Principal/Notional amount includes $1.8 billion and $0.9 billion of Prime interest-only securities as of December 31, 2024 and December 31, 2023, respectively.
(3) Principal/Notional amount includes $10.2 billion and $9.1 billion of Prime Jumbo interest-only securities as of December 31, 2024 and December 31, 2023, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The following table presents the Company’s Agency mortgage-backed securities portfolio by issuing Agency at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Investment Type	(dollars in thousands)
Fannie Mae	$63,211,517	$60,477,303
Freddie Mac	4,115,085	5,778,809
Ginnie Mae	107,466	52,676
Total	$67,434,068	$66,308,788

Actual maturities of the Company’s Residential Securities are generally shorter than stated contractual maturities because actual maturities of the portfolio are affected by periodic payments and prepayments of principal on the underlying mortgages.
The following table summarizes the Company’s Residential Securities at December 31, 2024 and 2023, according to their estimated weighted average life classifications:

	December 31, 2024		December 31, 2023
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Estimated weighted average life	(dollars in thousands)
Less than one year	$407,856	$408,090	$254,753	$257,170
Greater than one year through five years	1,308,898	1,325,093	5,159,969	5,213,575
Greater than five years through ten years	66,027,670	68,242,391	62,158,711	63,662,144
Greater than ten years	1,937,745	2,009,558	1,817,688	1,875,105
Total	$69,682,169	$71,985,132	$69,391,121	$71,007,994

The estimated weighted average lives of the Residential Securities at December 31, 2024 and 2023 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Residential Securities could be longer or shorter than projected.
The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities, accounted for as available-for-sale where the fair value option has not been elected, by length of time that such securities have been in a continuous unrealized loss position at December 31, 2024 and 2023.

	December 31, 2024			December 31, 2023
	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)
	(dollars in thousands)
Less than 12 months	$49,820	$(1,477)	34	$35,453	$(418)	16
12 Months or more	8,054,162	(1,020,427)	1,377	15,455,118	(1,340,032)	1,747
Total	$8,103,982	$(1,021,904)	1,411	$15,490,571	$(1,340,450)	1,763

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
During the years ended December 31, 2024 and 2023, the Company disposed of $21.4 billion and $36.4 billion amortized cost basis of Residential Securities, respectively. The following table presents the Company’s net gains (losses) from the disposal of Residential Securities for the years ended December 31, 2024 and 2023, which is included in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss).

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)
For the year ended	(dollars in thousands)
December 31, 2024	$90,968	$(977,010)	$(886,042)
December 31, 2023	$29,668	$(2,920,487)	$(2,890,819)

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
Excluding loans transferred or pledged to securitization vehicles, as of December 31, 2024 and 2023, the Company had $3.5 billion and $2.4 billion, respectively, of loans for which the fair value option was elected. If the Company intends to sell or securitize the loans and the securitization vehicle is not expected to be consolidated, the loans are classified as held for sale. Any origination fees and costs or purchase premiums or discounts are deferred and recognized upon sale. The Company determines the fair value of loans held for sale on an individual loan basis. The carrying value of the Company’s residential loans held for sale was $10.0 million and $1.2 million at December 31, 2024 and 2023, respectively.
Allowance for Losses – Prior to the sale of its corporate debt and commercial loan portfolios, the Company evaluated the need for a loss reserve on each of its loans classified as held-for investment and carried at amortized cost based upon estimated current expected credit losses.
The Company recorded net loan loss (provisions) reversals of $0, $0.2 million and $20.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, the Company’s loan loss allowance was $0 and $0, respectively.
The following table presents the activity of the Company’s loan investments, excluding loans transferred or pledged to securitization vehicles and loan warehouse facilities, for the year ended December 31, 2024:

Residential Loans
(dollars in thousands)
Beginning balance January 1, 2024	$2,353,084
Purchases / originations	13,289,226
Sales and transfers (1)	(11,901,699)
Principal payments	(148,631)
Gains / (losses)	(28,011)
(Amortization) / accretion	(17,067)
Ending balance December 31, 2024	$3,546,902

(1) Includes transfer of residential loans to securitization vehicles with a carrying value of $11.2 billion during the year ended December 31, 2024.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The following table presents the fair value and the unpaid principal balances of the residential mortgage loan portfolio, including loans transferred or pledged to securitization vehicles, at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	(dollars in thousands)
Fair value	$25,520,090	$15,660,706
Unpaid principal balance	$26,297,725	$16,611,204
The following table provides information regarding the line items and amounts recognized in the Consolidated Statements of Comprehensive Income (Loss) for December 31, 2024 and 2023 for these investments:

	For the Years Ended
	December 31, 2024	December 31, 2023
	(dollars in thousands)
Interest income	$1,282,941	$703,838
Net gains (losses) on disposal of investments (1)	(10,761)	(5,049)
Net unrealized gains (losses) on instruments measured at fair value through earnings (1)	(15,333)	374,764
Total included in net income (loss)	$1,256,847	$1,073,553

(1) These amounts are presented in the line item Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (loss).
The following table provides the geographic concentrations based on the unpaid principal balances at December 31, 2024 and 2023 for the residential mortgage loans, including loans transferred or pledged to securitization vehicles:

Geographic Concentrations of Residential Mortgage Loans
December 31, 2024		December 31, 2023
Property location	% of Balance	Property location	% of Balance
California	39.5%	California	40.1%
New York	10.9%	Florida	10.6%
Florida	10.1%	New York	10.5%
Texas	5.4%	Texas	5.6%
All other (none individually greater than 5%)	34.1%	All other (none individually greater than 5%)	33.2%
Total	100.0%		100.0%

The following table provides additional data on the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, at December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Portfolio Range	Portfolio Weighted Average	Portfolio Range	Portfolio Weighted Average
	(dollars in thousands)
Unpaid principal balance	$1 - $4,396	$471	$1 - $4,396	$477
Interest rate	2.00% - 18.00%	6.43%	2.00% - 13.25%	5.63%
Maturity	7/1/2029 - 12/1/2064	2/3/2053	7/1/2029 - 12/1/2063	4/22/2052
FICO score at loan origination	549 - 850	758	549 - 850	758
Loan-to-value ratio at loan origination	2% - 100%	68%	3% - 100%	68%
At December 31, 2024 and 2023, approximately 16% and 11%, respectively, of the carrying value of the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, were adjustable-rate.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The following table presents activity related to MSR for the years ended December 31, 2024 and 2023:

Mortgage Servicing Rights	December 31, 2024	December 31, 2023
	(dollars in thousands)
Fair value, beginning of period	$2,122,196	$1,748,209
Purchases (1)	863,113	397,585
Sales	(69,703)	—
Change in fair value due to
Changes in valuation inputs or assumptions (2)	162,011	92,374
Other changes, including realization of expected cash flows	(168,483)	(115,972)
Fair value, end of period	$2,909,134	$2,122,196

(1) Includes adjustments to original purchase price from early payoffs, defaults, or loans that were delivered but were deemed to not be acceptable.
(2) Principally represents changes in discount rates and prepayment speed inputs used in valuation model, primarily due to changes in interest rates.

8. VARIABLE INTEREST ENTITIES

The Company’s exposure to the obligations of its VIEs is generally limited to the Company’s investment in the VIEs of $2.3 billion at December 31, 2024. Assets of the VIEs may only be used to settle obligations of the VIEs. Creditors of the VIEs have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the VIEs. No gains or losses were recognized upon consolidation of existing VIEs. Interest income and expense are recognized using the effective interest method.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

Securitization	Date of Closing	Face Value at Closing
		(dollars in thousands)
OBX 2024-NQM1	January 2024	$413,581
OBX 2024-NQM2	January 2024	$495,980
OBX 2024-HYB1	February 2024	$412,084
OBX 2024-NQM3	February 2024	$439,904
OBX 2024-NQM4	March 2024	$592,448
OBX 2024-HYB2	March 2024	$397,787
OBX 2024-NQM5	April 2024	$574,553
OBX 2024-NQM6	April 2024	$441,421
OBX 2024-NQM7	May 2024	$551,759
OBX 2024-NQM8	May 2024	$723,086
OBX 2024-NQM9	June 2024	$532,126
OBX 2024-NQM10	July 2024	$482,526
OBX 2024-NQM11	July 2024	$602,981
OBX 2024-NQM12	August 2024	$532,193
OBX 2024-NQM13	September 2024	$582,213
OBX 2024-J1	September 2024	$357,801
OBX 2024-NQM14	September 2024	$600,909
OBX 2024-NQM15	October 2024	$635,777
OBX 2024-NQM16	November 2024	$538,022
OBX 2024-NQM17	November 2024	$619,309
OBX 2024-NQM18	December 2024	$478,317
As of December 31, 2024 and 2023, a total carrying value of $19.5 billion and $11.6 billion, respectively, of bonds were held by third parties and the Company retained $2.3 billion and $1.4 billion, respectively, of MBS, which were eliminated in consolidation. The Company is deemed to be the primary beneficiary and consolidates the OBX Trusts because it has power to direct the activities that most significantly impact the OBX Trusts’ performance and holds a variable interest that could be potentially significant to these VIEs. Effective August 1, 2022, upon initial consolidation of new securitization entities, the Company elected to apply the measurement alternative for consolidated collateralized financing entities in order to simplify the accounting and valuation processes. The liabilities of these securitization entities are deemed to be more observable and are used to measure the fair value of the assets. During the years ended December 31, 2024 and 2023, the Company incurred $20.3 million and $8.2 million, respectively, of costs in connection with these securitizations that were expensed as incurred. The contractual principal amount of the OBX Trusts’ debt held by third parties was $20.5 billion and $12.6 billion at December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, the Company recorded $3.5 million and ($305.2) million, respectively, of unrealized gains (losses) on debt held by third parties, which is reported in Net gains (losses) on investments and other in the Company's Consolidated Statements of Comprehensive Income (Loss).
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
Residential Credit Fund
The Company manages a fund investing in participations in residential mortgage loans. The residential credit fund is deemed to be a VIE because the entity does not have sufficient equity at risk to permit the legal entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders, as capital commitments are not considered equity at risk. The Company is not the primary beneficiary and does not consolidate the residential credit fund as its only interest in the fund is the management and performance fees that it earns, which are not considered variable interests in the entity. As of December 31, 2024 and 2023 the Company had outstanding participating interests in residential mortgage loans of $1.2 billion and $1.1 billion, respectively. These transfers do not meet the criteria for sale accounting and are accounted for as secured borrowings, thus the residential loans are reported as Loans, net and the associated liability is reported as Participations issued in the Consolidated Statements of Financial Condition. The Company elected the fair value option for participations issued with changes in fair value reflected in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss) to more accurately reflect the economics of the transfers as the underlying loans are carried at fair value through earnings.

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
The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. In accordance with a clearing organization’s rulebook, the Company presents the fair value of centrally cleared interest rate swaps net of variation margin pledged or received under such transactions. At December 31, 2024 and 2023, ($3.3) billion and ($2.4) billion, respectively, of variation margin was reported as an adjustment to interest rate swaps, at fair value. Initial margin is reported in Cash and cash equivalents in the Consolidated Statements of Financial Condition.

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
The following table summarizes fair value information about the Company’s derivative assets and liabilities at December 31, 2024 and 2023:

Derivatives Instruments	December 31, 2024	December 31, 2023
Assets	(dollars in thousands)
Interest rate swaps	$21,226	$26,344
Interest rate swaptions	—	105,883
TBA derivatives	8,635	20,689
Futures contracts	190,980	—
Purchase commitments	4,510	9,641
Total derivative assets	$225,351	$162,557
Liabilities
Interest rate swaps	$7,212	$83,051
TBA derivatives	30,539	39,070
Futures contracts	16,650	179,835
Purchase commitments	5,185	339
Total derivative liabilities	$59,586	$302,295

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The following tables summarize certain characteristics of the Company’s interest rate swaps at December 31, 2024 and 2023:

December 31, 2024
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$30,411,229	3.49%	4.48%	1.14
3 - 6 years	12,764,021	3.15%	4.50%	4.27
6 - 10 years	21,318,937	2.55%	4.53%	7.63
Greater than 10 years	1,559,384	3.40%	4.41%	23.25
Total / Weighted average	$66,053,571	3.11%	4.50%	4.36

December 31, 2023
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$21,397,358	3.17%	5.26%	1.23
3 - 6 years	12,461,799	3.09%	5.37%	4.75
6 - 10 years	22,949,150	2.85%	5.34%	8.02
Greater than 10 years	2,021,247	3.53%	5.27%	22.71
Total / Weighted average	$58,829,554	3.04%	5.31%	5.36

(1) As of December 31, 2024, 95% and 5% of the Company’s interest rate swaps were linked to SOFR and the Federal funds rate, respectively. As of December 31, 2023, 94% and 6% of the Company’s interest rate swaps were linked to SOFR and the Federal funds rate, respectively.
(2) There were no forward starting swaps at December 31, 2024 and December 31, 2023.
(3) The weighted average years to maturity of payer interest rate swaps is offset by the weighted average years to maturity of receiver interest rate swaps. As such, the net weighted average years to maturity for each maturity bucket may fall outside of the range listed.

The following tables summarize certain characteristics of the Company’s swaptions at December 31, 2024 and 2023:

December 31, 2024
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$—	—%	SOFR	0.00	0
Long receive	$—	—%	SOFR	0.00	0

December 31, 2023
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$1,250,000	2.21%	SOFR	7.69	8.21
Long receive	$500,000	1.65%	SOFR	10.30	3.53

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The following tables summarize certain characteristics of the Company’s TBA derivatives at December 31, 2024 and 2023:

December 31, 2024
Purchase and Sale Contracts for Derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$4,237,000	$4,239,001	$4,209,341	$(29,660)
Sale contracts	(1,120,000)	(1,080,943)	(1,073,187)	7,756
Net TBA derivatives	$3,117,000	$3,158,058	$3,136,154	$(21,904)

December 31, 2023
Purchase and Sale Contracts for Derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$988,000	$920,626	$915,790	$(4,836)
Sale contracts	(1,491,000)	(1,475,847)	(1,489,392)	(13,545)
Net TBA derivatives	$(503,000)	$(555,221)	$(573,602)	$(18,381)

The following tables summarize certain characteristics of the Company’s futures derivatives at December 31, 2024 and 2023:

December 31, 2024
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	$6,511,600	$—	1.98
U.S. Treasury futures - 5 year	1,960,500	—	4.40
U.S. Treasury futures - 10 year and greater	—	(9,840,500)	11.05
Total	$8,472,100	$(9,840,500)	7.11

December 31, 2023
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	$—	$(5,001,400)	1.97
U.S. Treasury futures - 10 year and greater	—	(1,733,600)	14.26
Total	$—	$(6,735,000)	5.13

The Company presents derivative contracts on a gross basis in the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The following tables present information about derivative assets and liabilities that are subject to such provisions and can be offset in the Company’s Consolidated Statements of Financial Condition at December 31, 2024 and 2023, respectively.

December 31, 2024
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$21,226	$(8,138)	$—	$13,088
TBA derivatives, at fair value	8,635	(879)	(929)	6,827
Futures contracts, at fair value	190,980	(16,650)	—	174,330
Purchase commitments	4,510	—	—	4,510
Liabilities
Interest rate swaps, at fair value	$7,212	$(7,212)	$—	$—
TBA derivatives, at fair value	30,539	(19,495)	—	11,044
Futures contracts, at fair value	16,650	(16,650)	—	—
Purchase commitments	5,185	—	—	5,185

December 31, 2023
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$26,344	$(21,505)	$—	$4,839
Interest rate swaptions, at fair value	105,883	(45,930)	(57,320)	2,633
TBA derivatives, at fair value	20,689	(13,282)	—	7,407
Purchase commitments	9,641	—	—	9,641
Liabilities
Interest rate swaps, at fair value	$83,051	$(72,844)	$—	$10,207
TBA derivatives, at fair value	39,070	(34,525)	—	4,545
Futures contracts, at fair value	179,835	—	(179,835)	—
Purchase commitments	339	—	—	339

The effect of interest rate swaps in the Consolidated Statements of Comprehensive Income (Loss) is as follows:

Location on Consolidated Statements of Comprehensive Income (Loss)
	Net Interest Component of Interest Rate Swaps (1)	Realized Gains (Losses) on Termination of Interest Rate Swaps (1)	Unrealized Gains (Losses) on Interest Rate Swaps (1)
For the years ended	(dollars in thousands)
December 31, 2024	$1,202,907	$(60,489)	$1,001,988
December 31, 2023	$1,585,053	$(74,757)	$(815,630)
December 31, 2022	$366,161	$(266,427)	$3,480,708
(1) Included in Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The effect of other derivative contracts in the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Year Ended December 31, 2024
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$(13,220)	$(3,524)	$(16,744)
Net interest rate swaptions	(37,401)	(68,482)	(105,883)
Futures (1)	(96,667)	354,164	257,497
Purchase commitments	—	(9,975)	(9,975)
Total			$124,895

(1) For the year ended December 31, 2024, includes ($6.8) million of realized loss related to SOFR futures options.

Year Ended December 31, 2023
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$(174,666)	$33,833	$(140,833)
Net interest rate swaptions	(29,438)	(119,348)	(148,786)
Futures	194,316	(201,095)	(6,779)
Purchase commitments	—	7,932	7,932
Credit derivatives	(19,368)	13,260	(6,108)
Total			$(294,574)

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
Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features were in a net asset position at December 31, 2024.

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
The Company has classified its investments in MSR as Level 3. Fair value estimates for these investments are obtained from models, which use significant unobservable inputs in their valuations. These valuations primarily utilize discounted cash flow models that incorporate unobservable market data inputs including discount rates, prepayment rates, delinquency rates and costs to service. Model valuations are then compared to valuations obtained from third party pricing providers. Management reviews the valuations received from third party pricing providers and uses them as a point of comparison to modeled values. The valuation of MSR require significant judgment by management and the third party pricing providers. Assumptions used for which there is a lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The following tables present the estimated fair values of financial instruments and MSR measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023. There were no transfers between levels of the fair value hierarchy during the periods presented.

December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$67,434,068	$—	$67,434,068
Credit risk transfer securities	—	754,915	—	754,915
Non-Agency mortgage-backed securities	—	1,493,186	—	1,493,186
Commercial mortgage-backed securities	—	74,278	—	74,278
Loans
Residential mortgage loans	—	3,546,902	—	3,546,902
Mortgage servicing rights	—	—	2,909,134	2,909,134
Assets transferred or pledged to securitization vehicles	—	21,973,188	—	21,973,188
Derivative assets
Interest rate swaps	—	21,226	—	21,226
Other derivatives	190,980	13,145	—	204,125
Total assets	$190,980	$95,310,908	$2,909,134	$98,411,022
Liabilities
Debt issued by securitization vehicles	$—	$19,540,678	$—	$19,540,678
Participations issued	—	1,154,816	—	1,154,816
U.S. Treasury securities sold, not yet purchased	2,470,629	—	—	2,470,629
Derivative liabilities
Interest rate swaps	—	7,212	—	7,212
Other derivatives	16,650	35,724	—	52,374
Total liabilities	$2,487,279	$20,738,430	$—	$23,225,709

December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$66,308,788	$—	$66,308,788
Credit risk transfer securities	—	974,059	—	974,059
Non-Agency mortgage-backed securities	—	2,108,274	—	2,108,274
Commercial mortgage-backed securities	—	222,444	—	222,444
Loans
Residential mortgage loans	—	2,353,084	—	2,353,084
Mortgage servicing rights	—	—	2,122,196	2,122,196
Assets transferred or pledged to securitization vehicles	—	13,307,622	—	13,307,622
Derivative assets
Interest rate swaps	—	26,344	—	26,344
Other derivatives	—	136,213	—	136,213
Total assets	$—	$85,436,828	$2,122,196	$87,559,024
Liabilities
Debt issued by securitization vehicles	$—	$11,600,338	$—	$11,600,338
Participations issued	—	1,103,835	—	1,103,835
U.S. Treasury securities sold, not yet purchased	2,132,751	—	—	2,132,751
Derivative liabilities
Interest rate swaps	—	83,051	—	83,051
Other derivatives	179,835	39,409	—	219,244
Total liabilities	$2,312,586	$12,826,633	$—	$15,139,219

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

Unobservable Input (1)	Range (Weighted Average) (2)
	December 31, 2024	December 31, 2023
Discount rate	7.4% - 12.4% (8.4%)	7.0% - 12.0% (8.6%)
Prepayment rate	4.7% - 17.2% (5.6%)	4.8% - 11.0% (5.6%)
Delinquency rate	0.2% - 4.1% (1.3%)	0.2% - 4.2% (1.3%)
Cost to service	$83 - $99 ($87)	$84 - $111 ($94)
(1) Represents rates, estimates and assumptions that the Company believes would be used by market participants when valuing these assets.
(2) Weighted average discount rate computed based on the fair value of MSR, weighted average prepayment rate, delinquency rate and cost to service based on unpaid principal balances of loans underlying the MSR.

The following table summarizes the estimated fair values for financial assets and liabilities that are not carried at fair value at December 31, 2024 and 2023.

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities
Repurchase agreements	$65,688,923	$65,688,923	$62,201,543	$62,201,543
Other secured financing	750,000	750,000	500,000	500,000
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
The following table presents the activity of finite lived intangible assets for the year ended December 31, 2024.

Intangible Assets, net
(dollars in thousands)
Beginning balance January 1, 2024	$12,106
Less: amortization expense	(2,690)
Ending balance December 31, 2024	$9,416

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
The Company had outstanding $65.7 billion and $62.2 billion of repurchase agreements with weighted average remaining maturities of 32 days and 44 days and weighted average rates of 4.76% and 5.70% at December 31, 2024 and 2023, respectively. In connection with its residential mortgage loans, the Company has select arrangements with counterparties to enter into repurchase agreements for $3.6 billion with remaining capacity of $2.2 billion at December 31, 2024.
At December 31, 2024 and 2023, the repurchase agreements had the following remaining maturities and collateral types:

December 31, 2024
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—
2 to 29 days	28,603,831	405,341	861,271	—	66,010	29,936,453
30 to 59 days	34,496,443	116,087	682,037	251,357	—	35,545,924
60 to 89 days	692,255	47,583	545,684	—	—	1,285,522
90 to 119 days	2,085	—	60,383	—	—	62,468
Over 119 days (1)	—	—	332,040	1,139,604	—	1,471,644
Total	$63,794,614	$569,011	$2,481,415	$1,390,961	$66,010	$68,302,011

Amounts offset in accordance with netting arrangements.						(2,613,088)
Net amounts of Repurchase agreements as presented in the Consolidated Statements of Financial Condition.						$65,688,923

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

December 31, 2023
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—
2 to 29 days	33,492,952	555,568	840,400	—	191,276	35,080,196
30 to 59 days	18,090,265	—	528,341	—	—	18,618,606
60 to 89 days	6,479,206	139,952	579,611	—	—	7,198,769
90 to 119 days	—	—	39,714	207,592	—	247,306
Over 119 days (1)	2,511,003	—	169,697	644,259	—	3,324,959
Total	$60,573,426	$695,520	$2,157,763	$851,851	$191,276	$64,469,836

Amounts offset in accordance with netting arrangements.						(2,268,293)
Net amounts of Repurchase agreements as presented in the Consolidated Statements of Financial Condition.						$62,201,543

(1) Less than 1% of the total repurchase agreements had a remaining maturity over 1 year at December 31, 2024. No repurchase agreements had a remaining maturity over 1 year at December 31, 2023.
The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition at December 31, 2024 and 2023. Refer to the “Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

	December 31, 2024		December 31, 2023
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross amounts	$2,613,088	$68,302,011	$2,268,293	$64,469,836
Amounts offset	(2,613,088)	(2,613,088)	(2,268,293)	(2,268,293)
Netted amounts	$—	$65,688,923	$—	$62,201,543

The fair value of collateral received in connection with reverse repurchase agreements as of December 31, 2024 was $2.6 billion, of which the Company sold $2.5 billion. The fair value of collateral received in connection with reverse repurchase agreements as of December 31, 2023 was $2.3 billion, of which the Company sold $2.1 billion. The amount of collateral sold is reported at fair value in the Company’s Consolidated Statements of Financial Condition as U.S. Treasury securities sold, not yet purchased.

Other Secured Financing - As of December 31, 2024, the Company had $1.6 billion in total committed credit facilities to finance a portion of its MSR portfolio. Outstanding borrowings under this facility as of December 31, 2024 totaled $750.0 million with maturities ranging between one month to two years. As of December 31, 2023, the Company had $1.25 billion in total committed credit facilities to finance a portion of its MSR portfolio. Outstanding borrowings under this facility as of December 31, 2023 totaled $500.0 million with maturities ranging between six months to one year. The weighted average interest rate of the borrowings was 7.21% and 8.09% as of December 31, 2024 and 2023, respectively. Borrowings are reported in Other secured financing in the Company’s Consolidated Statements of Financial Condition.
Refer to the “Variable Interest Entities” Note for additional information on the Company’s other secured financing arrangements at December 31, 2023.
Investments pledged as collateral under secured financing arrangements and interest rate swaps, excluding residential mortgage loans of consolidated VIEs, had an estimated fair value and accrued interest of $71.8 billion and $332.7 million, respectively, at December 31, 2024 and $68.2 billion and $279.5 million, respectively, at December 31, 2023.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

14. CAPITAL STOCK

(A)    Common Stock
The following table provides a summary of the Company’s common shares authorized, and issued and outstanding at December 31, 2024 and 2023.

	Shares authorized		Shares issued and outstanding
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	Par Value
Common stock	1,468,250,000	1,468,250,000	578,357,118	500,080,287	$0.01
In January 2022, the Company announced that its Board authorized the repurchase of up to $1.5 billion of its outstanding shares of common stock through December 31, 2024 (the “Prior Common Stock Repurchase Program”). In January 2025, the Company announced that its Board authorized the repurchase of up to $1.5 billion of its outstanding shares of common stock through December 31, 2029 (the “Current Common Stock Repurchase Program”). The Current Common Stock Repurchase Program replaced the Prior Common Stock Repurchase Program. During the years ended December 31, 2024 and 2023, no shares were repurchased under the Prior Common Stock Repurchase Program.
Purchases made pursuant to the Current Common Stock Repurchase Program will be made in either the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The authorization does not obligate the Company to acquire any particular amount of common stock and the program may be suspended or discontinued at our discretion without prior notice.
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
On September 20, 2024, the Company entered into new Distribution Agency Agreements (collectively, the “Sales Agreements”) with each of Barclays Capital Inc., BNP Paribas Securities Corp., BofA Securities, Inc., Citizens JMP Securities, LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., Morgan Stanley & Co., LLC, RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC (collectively, the “Sales Agents”), which terminated and replaced the Prior Sales Agreements. Under the terms of the Sales Agreements, the Company may offer and sell shares of its common stock, having an aggregate offering price of up to $1.5 billion, from time to time through any of the Sales Agents (the “Current At-the-Market Sales Program” and, together with the Prior At-the-Market Sales Program, the “at-the-market sales program”).
During the year ended December 31, 2024, under the at-the-market sales program, the Company issued 77.9 million shares for proceeds of $1.6 billion, net of commissions and fees. During the year ended December 31, 2023, under the at-the-market sales program, the Company issued 31.4 million shares for proceeds of $0.7 billion, net of commissions and fees.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
(B)    Preferred Stock
The following is a summary of the Company’s cumulative redeemable preferred stock outstanding at December 31, 2024 and 2023. In the event of a liquidation or dissolution of the Company, the Company’s then outstanding preferred stock takes precedence over the Company’s common stock with respect to payment of dividends and the distribution of assets.

	Shares Authorized		Shares Issued And Outstanding		Carrying Value		Contractual Rate	Earliest Redemption Date (1)	Effective Date of Floating Rate Dividend Period	Floating Annual Rate (2)
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Fixed-to-floating rate
Series F	28,800,000	28,800,000	28,800,000	28,800,000	696,910	696,910	6.95%	9/30/2022	9/30/2022	3M Term SOFR + 4.993%
Series G	17,000,000	17,000,000	17,000,000	17,000,000	411,335	411,335	6.50%	3/31/2023	3/31/2023	3M Term SOFR + 4.172%
Series I	17,700,000	17,700,000	17,700,000	17,700,000	428,324	428,324	6.75%	6/30/2024	6/30/2024	3M Term SOFR + 4.989%
Total	63,500,000	63,500,000	63,500,000	63,500,000	$1,536,569	$1,536,569

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

Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus accrued and unpaid dividends through their redemption date. Through December 31, 2024, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
The Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, Series G Fixed-to-Floating Rate Cumulative Preferred Stock and Series I Fixed-to-Floating Rate Cumulative Preferred Stock rank senior to the common stock of the Company.
On November 3, 2022, the Company’s Board of Directors approved a repurchase plan for all of its existing outstanding Preferred Stock (as defined below, the “Prior Preferred Stock Repurchase Program”). Under the terms of the Prior Preferred Stock Repurchase Program plan, the Company is authorized to repurchase up to an aggregate of 63,500,000 shares of Preferred Stock, comprised of up to (i) 28,800,000 shares of its 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), (ii) 17,000,000 shares of its 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series G Preferred Stock”), and (iii) 17,700,000 shares of its 6.75% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”, and together with Series F Preferred Stock and Series G Preferred Stock, the “Preferred Stock”). The aggregate liquidation value of the Preferred Stock that may be repurchased by the Company pursuant to the Prior Preferred Stock Repurchase Program, as of November 3, 2022, was approximately $1.6 billion. The Prior Preferred Stock Repurchase Program became effective on November 3, 2022, and expired on December 31, 2024. No shares were repurchased with respect to the Prior Preferred Stock Repurchase Program during the year ended December 31, 2024.
On December 31, 2024, the Board approved a repurchase plan for all of its existing outstanding Preferred Stock (as defined below, the “Current Preferred Stock Repurchase Program”). Under the terms of the Current Preferred Stock Repurchase Program, we are authorized to repurchase up to an aggregate of 63,500,000 shares of Preferred Stock, comprised of up to (i) 28,800,000 shares of its Series F Preferred Stock, (ii) 17,000,000 shares of its Series G Preferred Stock, and (iii) 17,700,000 shares of its Series I Preferred Stock. The aggregate liquidation value of the Preferred Stock that may be repurchased by the Company pursuant to the Current Preferred Stock Repurchase Program, as of December 31, 2024, was approximately $1.6 billion. The Current Preferred Stock Repurchase Program replaced the Prior Preferred Stock Repurchase Program. The Current Preferred Stock Repurchase Program became effective on January 1, 2025, and will expire on December 31, 2029.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
(C)    Distributions to Stockholders
The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

	For the Years Ended
	December 31, 2024	December 31, 2023
	(dollars in thousands, except per share data)
Dividends and dividend equivalents declared on common stock and share-based awards	$1,397,733	$1,294,688
Distributions declared per common share (1)	$2.60	$2.60
Distributions paid to common stockholders after period end	$375,932	$325,052
Distributions paid per common share after period end	$0.65	$0.65
Date of distributions paid to common stockholders after period end	January 31, 2025	January 31, 2024
Dividends declared to series F preferred stockholders	$74,887	$73,892
Dividends declared per share of series F preferred stock (2)	$2.600	$2.566
Dividends declared to series G preferred stockholders	$41,619	$37,916
Dividends declared per share of series G preferred stock (2)	$2.448	$2.230
Dividends declared to series I preferred stockholders	$38,045	$29,868
Dividends declared per share of series I preferred stock (2)	$2.149	$1.688
(1) For the year ended December 31, 2024, 100% of common stock dividend distributions of $2.60 per share declared in calendar year 2024 were taxable as ordinary income. For the year ended December 31, 2023, 100% of common stock dividend distributions of $2.83 per share paid in calendar year 2023 and $0.65 per share paid on January 31, 2024 were taxable as ordinary income.
(2) For the years ended December 31, 2024 and 2023, 100% of the preferred stock dividend distributions per share were taxable as ordinary income.

15. LONG-TERM STOCK INCENTIVE PLAN

Employees, Directors and other service providers of the Company are eligible to participate in the Company’s 2020 Equity Incentive Plan (the “Plan”), which provides for equity-based compensation in the form of stock options, share appreciation rights, dividend equivalent rights, restricted shares, restricted stock units (“RSUs”), and other share-based awards. The Company has the ability to award up to an aggregate of 31,250,000 shares under the terms of the Plan, subject to adjustment for any awards that were outstanding under the Company’s 2010 Equity Incentive Plan (the “Prior Plan”, collectively the “Plans”) on the effective date of the Plan and subsequently expire, terminate, or are surrendered or forfeited. No new awards are permitted to be made under the Prior Plan, although existing awards remain effective.
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
The Company recognized equity-based compensation expense of $23.2 million for the year ended December 31, 2024. As of December 31, 2024, there was $27.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.83 years.

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

The following table presents the components of the Company’s interest income and interest expense for the years ended December 31, 2024, 2023 and 2022.

	For the Years Ended December 31,
	2024	2023	2022
Interest income	(dollars in thousands)
Agency securities (1)	$3,205,862	$2,740,320	$2,144,696
Residential credit securities	203,758	225,266	140,220
Residential mortgage loans (1)	1,282,941	703,838	410,229
Commercial investment portfolio (1) (2)	9,857	28,385	81,855
Reverse repurchase agreements	137,616	33,772	1,887
Total interest income	$4,840,034	$3,731,581	$2,778,887
Interest expense
Repurchase agreements	$3,579,837	$3,337,527	$1,026,201
Debt issued by securitization vehicles	856,418	443,584	225,216
Participations issued	67,748	50,357	39,366
U.S. Treasury securities sold, not yet purchased	88,235	11,497	—
Other	—	—	18,952
Total interest expense	4,592,238	3,842,965	1,309,735
Net interest income	$247,796	$(111,384)	$1,469,152

(1) Includes assets transferred or pledged to securitization vehicles. (2) Includes corporate debt.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

17. NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the years ended December 31, 2024, 2023 and 2022.

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(dollars in thousands, except per share data)
Net income (loss)	$1,011,768	$(1,638,457)	$1,726,420
Net income (loss) attributable to noncontrolling interests	9,862	4,714	1,095
Net income (loss) attributable to Annaly	1,001,906	(1,643,171)	1,725,325
Dividends on preferred stock	154,551	141,676	110,623
Net income (loss) available (related) to common stockholders	$847,355	$(1,784,847)	$1,614,702
Weighted average shares of common stock outstanding-basic	521,737,554	494,541,323	411,348,484
Add: Effect of stock awards, if dilutive	1,010,056	—	273,274
Weighted average shares of common stock outstanding-diluted	522,747,610	494,541,323	411,621,758
Net income (loss) per share available (related) to common share
Basic	$1.62	$(3.61)	$3.93
Diluted	$1.62	$(3.61)	$3.92

The computations of diluted net income (loss) per share available (related) to common share for the years ended December 31, 2023 and 2022 exclude 1.9 million and 0.7 million, respectively, of potentially dilutive restricted stock units and performance stock units because their effect would have been anti-dilutive. There were no potentially dilutive restricted stock units or performance stock units for the year ended December 31, 2024.

18. INCOME TAXES

For the year ended December 31, 2024 the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company will not incur federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements that relate to, among other things, assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income.
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
The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position. Thus, no accruals for penalties and interest were deemed necessary at December 31, 2024 and 2023.
The state and local tax jurisdictions for which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT and, therefore, the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees as well as certain excise, franchise or business taxes. The Company’s TRSs are subject to federal, state and local taxes. The Company’s federal, state and local tax returns from 2021 and forward remain open for examination.
During the years ended December 31, 2024, 2023 and 2022 the Company recorded $15.3 million, $39.4 million and $45.6 million, respectively, of income tax expense (benefit) attributable to its TRSs. Income tax expense (benefit) consists of the following:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(dollars in thousands)
Current Tax Expense (Benefit)
Federal	$771	$—	$133
State and local	240	28	115
Total current income tax expense (benefit)	$1,011	$28	$248
Deferred Tax Expense (Benefit)
Federal	$12,468	$34,480	$39,658
State and local	1,781	4,926	5,665
Total deferred income tax expense (benefit)	$14,249	$39,406	$45,323
Total income tax expense (benefit)	$15,260	$39,434	$45,571

The difference between the Company's reported income tax provision and the U.S. federal statutory rate of 21.0% and state income tax rates is as follows:

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
Non-taxable REIT income	(22.5%)	(25.2%)	(21.0%)
State and local taxes	3.0%	3.0%	3.0%
VIE and Other	—%	(1.3%)	(0.3%)
Change in valuation allowance	—%	—%	—%
Total provision	1.5%	(2.5%)	2.6%

As of December 31, 2024, the Company recorded a net deferred tax asset of $62.9 million resulting primarily from loss carryforwards, securitization gains and unrealized losses on swaps, and a net deferred tax liability of $131.9 million resulting primarily from unrealized gains on MSR, which is included in Other assets and Other liabilities, respectively, in the Consolidated Statements of Financial Condition. As of December 31, 2024, no valuation allowance was established.
As of December 31, 2024, the Company's TRSs had approximately $50.3 million of net operating loss carryforwards for federal income tax purposes which may be available to offset future taxable income, including approximately $7.9 million of net operating loss carryforwards that are subject to an annual limitation under Internal Revenue Code Section 382 and $42.4 million that can be carried forward indefinitely.

19. SEGMENTS

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The following tables present the results of operations of the Company’s reportable operating segments for the years ended December 31, 2024, 2023 and 2022:

December 31, 2024
	Agency	Residential Credit	MSR	Corporate & Other	Consolidated
	(dollars in thousands)
Interest income	$3,340,101	$1,490,076	$—	$9,857	$4,840,034
Interest expense	3,367,984	1,217,780	—	6,474	4,592,238
Net interest income	(27,883)	272,296	—	3,383	247,796
Servicing and related income	—	—	485,406	—	485,406
Servicing and related expense	—	—	49,469	—	49,469
Net servicing income	—	—	435,937	—	435,937
Other income (loss)	381,691	147,449	(19,330)	4,841	514,651
Less: Total general and administrative expenses	63,854	53,408	34,670	19,424	171,356
Income (loss) before income taxes	289,954	366,337	381,937	(11,200)	1,027,028
Income taxes	2,026	(15,705)	29,108	(169)	15,260
Net income (loss)	287,928	382,042	352,829	(11,031)	1,011,768
Less: Net income (loss) attributable to noncontrolling interest	—	9,862	—	—	9,862
Net income (loss) attributable to Annaly	287,928	372,180	352,829	(11,031)	1,001,906
Dividends on preferred stock	—	—	—	154,551	154,551
Net income (loss) available (related) to common stockholders	287,928	372,180	352,829	(165,582)	847,355
Unrealized gains (losses) on available-for-sale securities	(244,278)	—	—	—	(244,278)
Reclassification adjustment for net (gains) losses included in net income (loss)	561,996	—	—	—	561,996
Other comprehensive income (loss)	317,718	—	—	—	317,718
Comprehensive income (loss)	605,646	382,042	352,829	(11,031)	1,329,486
Comprehensive income (loss) attributable to noncontrolling interests	—	9,862	—	—	9,862
Comprehensive income (loss) attributable to Annaly	$605,646	$372,180	$352,829	$(11,031)	$1,319,624
Noncash investing and financing activities:
Receivable for unsettled trades	2,142,357	—	59,090	—	2,201,447
Payable for unsettled trades	280,515	—	27,767	—	308,282
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	317,718	—	—	—	317,718
Dividends declared, not yet paid	—	—	—	375,932	375,932
Total assets
Total assets	$71,834,543	$28,137,561	$3,406,686	$177,594	$103,556,384

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

December 31, 2023
	Agency	Residential Credit	MSR	Corporate & Other	Consolidated
	(dollars in thousands)
Interest income	$2,772,963	$930,232	$—	$28,386	$3,731,581
Interest expense	3,096,245	728,273	—	18,447	3,842,965
Net interest income	(323,282)	201,959	—	9,939	(111,384)
Servicing and related income	—	—	364,157	—	364,157
Servicing and related expense	—	—	37,652	—	37,652
Net servicing income	—	—	326,505	—	326,505
Other income (loss)	(1,824,323)	171,678	13,975	(12,921)	(1,651,591)
Less: Total general and administrative expenses	58,852	49,021	29,872	24,808	162,553
Income (loss) before income taxes	(2,206,457)	324,616	310,608	(27,790)	(1,599,023)
Income taxes	1,629	17,121	21,070	(386)	39,434
Net income (loss)	(2,208,086)	307,495	289,538	(27,404)	(1,638,457)
Less: Net income (loss) attributable to noncontrolling interest	—	4,714	—	—	4,714
Net income (loss) attributable to Annaly	(2,208,086)	302,781	289,538	(27,404)	(1,643,171)
Dividends on preferred stock	—	—	—	141,676	141,676
Net income (loss) available (related) to common stockholders	(2,208,086)	302,781	289,538	(169,080)	(1,784,847)
Unrealized gains (losses) on available-for-sale securities	580,680	—	—	—	580,680
Reclassification adjustment for net (gains) losses included in net income (loss)	1,792,816	—	—	—	1,792,816
Other comprehensive income (loss)	2,373,496	—	—	—	2,373,496
Comprehensive income (loss)	165,410	307,495	289,538	(27,404)	735,039
Comprehensive income (loss) attributable to noncontrolling interests	—	4,714	—	—	4,714
Comprehensive income (loss) attributable to Annaly	$165,410	$302,781	$289,538	$(27,404)	$730,325
Noncash investing and financing activities:
Receivable for unsettled trades	2,709,398	—	826	—	2,710,224
Payable for unsettled trades	3,232,941	10	16,438	—	3,249,389
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	2,373,496	—	—	—	2,373,496
Dividends declared, not yet paid	—	—	—	325,052	325,052
Total assets
Total assets	$71,167,416	$19,149,003	$2,578,644	$332,173	$93,227,236

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

December 31, 2022
	Agency	Residential Credit	MSR	Corporate & Other	Consolidated
	(dollars in thousands)
Interest income	$2,146,583	$550,449	$—	$81,855	$2,778,887
Interest expense	936,063	344,669	6,202	22,801	1,309,735
Net interest income	1,210,520	205,780	(6,202)	59,054	1,469,152
Servicing and related income	—	—	246,926	—	246,926
Servicing and related expense	—	—	25,145	—	25,145
Net servicing income	—	—	221,781	—	221,781
Other income (loss)	480,383	(147,908)	(47,510)	(41,178)	243,787
Less: Total general and administrative expenses	50,817	47,005	29,784	35,123	162,729
Income (loss) before income taxes	1,640,086	10,867	138,285	(17,247)	1,771,991
Income taxes	(792)	(10,485)	57,055	(207)	45,571
Net income (loss)	1,640,878	21,352	81,230	(17,040)	1,726,420
Less: Net income (loss) attributable to noncontrolling interest	—	1,088	—	7	1,095
Net income (loss) attributable to Annaly	1,640,878	20,264	81,230	(17,047)	1,725,325
Dividends on preferred stock	—	—	—	110,623	110,623
Net income (loss) available (related) to common stockholders	1,640,878	20,264	81,230	(127,670)	1,614,702
Unrealized gains (losses) on available-for-sale securities	(8,204,542)	—	—	—	(8,204,542)
Reclassification adjustment for net (gains) losses included in net income (loss)	3,537,236	—	—	—	3,537,236
Other comprehensive income (loss)	(4,667,306)	—	—	—	(4,667,306)
Comprehensive income (loss)	(3,026,428)	21,352	81,230	(17,040)	(2,940,886)
Comprehensive income (loss) attributable to noncontrolling interests	—	1,088	—	7	1,095
Comprehensive income (loss) attributable to Annaly	$(3,026,428)	$20,264	$81,230	$(17,047)	$(2,941,981)
Noncash investing and financing activities:
Receivable for unsettled trades	572,089	—	3,002	—	575,091
Payable for unsettled trades	1,108,386	38	49,422	—	1,157,846
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	(4,667,306)	—	—	—	(4,667,306)
Dividends declared, not yet paid	—	—	—	412,113	412,113
Total assets
Total assets	$65,080,130	$14,152,927	$1,931,176	$686,479	$81,850,712

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
The Company depends on third party service providers to perform various business processes related to its operations, including mortgage loan servicers and sub-servicers. The Company’s vendor management policy establishes procedures for engaging, onboarding and monitoring the performance of third party vendors. For mortgage loan servicers and sub-servicers, these procedures include assessing a vendor’s financial health as well as oversight of its compliance with applicable laws and regulations, cybersecurity and business continuity programs and security of personal information.

21. LEASE COMMITMENTS AND CONTINGENCIES

The Company’s operating leases are primarily comprised of corporate office leases with remaining lease terms of approximately three years and seventeen years. The corporate office leases include options to extend for up to five years, however the extension terms were not included in the operating lease liability calculation. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The lease cost for the year ended December 31, 2024 was $3.3 million.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
Supplemental information related to leases as of and for the year ended December 31, 2024 was as follows:

Operating Leases	Classification	December 31, 2024
Assets	(dollars in thousands)
Operating lease right-of-use assets	Other assets	$27,906
Liabilities
Operating lease liabilities (1)	Other liabilities	$28,638
Lease term and discount rate
Weighted average remaining lease term		17.1 years
Weighted average discount rate (1)		7.0%
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$4,107
(1) For the Company’s leases that do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

The following table provides details related to maturities of lease liabilities:

Maturity of Lease Liabilities
Years ended December 31,	(dollars in thousands)
2025	$3,149
2026	261
2027	2,503
2028	3,854
Later years	55,872
Total lease payments	$65,639
Less: imputed interest	37,001
Present value of lease liabilities	$28,638

Contingencies
From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies at December 31, 2024 and 2023.

22. SUBSEQUENT EVENTS

In January 2025, the Company completed and closed one securitization of residential mortgage loans, OBX 2025-NQM1, with a face value of $618.4 million. In February 2025, the Company completed and closed one securitization of residential mortgage loans, OBX 2025-NQM2, with a face value of $719.2 million. These securitizations represent financing transactions which provided non-recourse financing to the Company collateralized by residential mortgage loans purchased by the Company.
In January 2025, the Company upsized capacity of an existing credit facility by $250 million for the Company’s MSR platform and closed a $300 million credit facility for the Company’s residential mortgage loans.

                          SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 13, 2025	By: /s/ David L. Finkelstein
David L. Finkelstein
Chief Executive Officer and Co-Chief Investment Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ David L. Finkelstein David L. Finkelstein	Chief Executive Officer, Co-Chief Investment Officer, and Director (Principal Executive Officer)	February 13, 2025
/s/ Serena Wolfe Serena Wolfe	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 13, 2025
/s/ Francine J. Bovich Francine J. Bovich	Director	February 13, 2025
/s/ Thomas Edward Hamilton Thomas Edward Hamilton	Director	February 13, 2025
/s/ Kathy Hopinkah Hannan Kathy Hopinkah Hannan	Director	February 13, 2025
/s/ Michael E. Haylon Michael E. Haylon	Director, Chair of the Board	February 13, 2025
/s/ Martin Laguerre Martin Laguerre	Director	February 13, 2025
/s/ Manon Laroche Manon Laroche	Director	February 13, 2025
/s/ Eric A. Reeves Eric A. Reeves	Director	February 13, 2025
/s/ John H. Schaefer John H. Schaefer	Director	February 13, 2025
/s/ Glenn A. Votek Glenn A. Votek	Director	February 13, 2025
/s/ Scott Wede Scott Wede	Director	February 13, 2025
/s/ Vicki Williams Vicki Williams	Director	February 13, 2025

II-1