Form 10-Q
period 2025-03-31
ANNALY CAPITAL MANAGEMENT INC
filed 2025-05-08
CIK 1043219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  March 31, 2025
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

The number of shares of the registrant’s Common Stock outstanding on April 30, 2025 was 605,089,071.

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

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	Page
Item 1. Financial Statements	1
Consolidated Statements of Financial Condition at March 31, 2025 (Unaudited) and December 31, 2024 (Derived from the audited consolidated financial statements at December 31, 2024)	1
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three months ended March 31, 2025 and 2024	2
Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2025 and 2024	3
Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2025 and 2024	4
Notes to Consolidated Financial Statements (Unaudited)	5
Note 1. Description of Business	5
Note 2. Basis of Presentation	5
Note 3. Significant Accounting Policies	5
Note 4. Financial Instruments	8
Note 5. Securities	8
Note 6. Loans	12
Note 7. Mortgage Servicing Rights	14
Note 8. Variable Interest Entities	14
Note 9. Derivative Instruments	15
Note 10. Fair Value Measurements	20
Note 11. Intangible Assets	23
Note 12. Secured Financing	24
Note 13. Capital Stock	26
Note 14. Interest Income and Interest Expense	28
Note 15. Net Income (Loss) per Common Share	29
Note 16. Income Taxes	29
Note 17. Segments	30
Note 18. Risk Management	32
Note 19. Lease Commitments and Contingencies	33
Note 20. Subsequent Events	34
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Special Note Regarding Forward-Looking Statements	35
Overview	37
Business Environment	37
Results of Operations	39
Financial Condition	51
Capital Management	54
Risk Management	56
Critical Accounting Estimates	65
Glossary of Terms	68
Item 3. Quantitative and Qualitative Disclosures about Market Risk	77
Item 4. Controls and Procedures	77
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	78
Item 1A. Risk Factors	78
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	78
Item 5. Other Information	78
Item 6. Exhibits	79
SIGNATURES	II-1

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands, except per share data)
	March 31,	December 31,
	2025	2024 (1)
	(Unaudited)
Assets
Cash and cash equivalents (includes pledged assets of $1,536,590 and $1,202,880, respectively) (2)	$1,833,528	$1,488,027
Securities (includes pledged assets of $63,270,998 and $67,692,062, respectively) (3)	70,361,364	69,756,447
Loans, net (includes pledged assets of $3,708,202 and $2,754,028, respectively) (4)	3,860,555	3,546,902
Mortgage servicing rights (includes pledged assets of $2,793,456 and $2,460,252, respectively)	3,272,902	2,909,134
Assets transferred or pledged to securitization vehicles	24,464,281	21,973,188
Derivative assets	67,257	225,351
Receivable for unsettled trades	2,523	2,201,447
Principal and interest receivable	836,946	1,069,038
Intangible assets, net	8,743	9,416
Other assets	407,247	377,434
Total assets	$105,115,346	$103,556,384
Liabilities and stockholders’ equity
Liabilities
Repurchase agreements	$61,659,460	$65,688,923
Other secured financing	900,000	750,000
Debt issued by securitization vehicles	21,802,193	19,540,678
Participations issued	1,748,273	1,154,816
U.S. Treasury securities sold, not yet purchased	2,519,125	2,470,629
Derivative liabilities	181,065	59,586
Payable for unsettled trades	2,304,774	308,282
Interest payable	285,858	268,317
Dividends payable	421,637	375,932
Other liabilities	208,453	242,269
Total liabilities	92,030,838	90,859,432
Stockholders’ equity
Preferred stock, par value $0.01 per share, 63,500,000 authorized, issued and outstanding	1,536,569	1,536,569
Common stock, par value $0.01 per share, 1,468,250,000 authorized, 602,338,286 and 578,357,118 issued and outstanding, respectively	6,023	5,784
Additional paid-in capital	25,749,468	25,257,716
Accumulated other comprehensive income (loss)	(787,402)	(1,017,682)
Accumulated deficit	(13,509,942)	(13,173,146)
Total stockholders’ equity	12,994,716	12,609,241
Noncontrolling interests	89,792	87,711
Total equity	13,084,508	12,696,952
Total liabilities and equity	$105,115,346	$103,556,384

(1)Derived from the audited consolidated financial statements at December 31, 2024.
(2)Includes cash of consolidated Variable Interest Entities (“VIEs”) of $3.7 million and $2.8 million at March 31, 2025 and December 31, 2024, respectively.
(3)Excludes $2.3 billion and $2.2 billion at March 31, 2025 and December 31, 2024, respectively, of non-Agency mortgage-backed securities in consolidated VIEs pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.

(4)Includes $6.3 million and $10.0 million of residential mortgage loans held for sale at March 31, 2025 and December 31, 2024, respectively.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in thousands, except per share data) (Unaudited)
	For The Three Months Ended March 31,
	2025	2024
Net interest income
Interest income	$1,317,108	$1,094,488
Interest expense	1,097,137	1,100,939
Net interest income	219,971	(6,451)
Net servicing income
Servicing and related income	140,435	115,084
Servicing and related expense	14,113	12,216
Net servicing income	126,322	102,868
Other income (loss)
Net gains (losses) on investments and other	810,812	(994,127)
Net gains (losses) on derivatives	(977,867)	1,377,144
Other, net	7,398	23,367
Total other income (loss)	(159,657)	406,384
General and administrative expenses
Compensation expense	37,297	28,721
Other general and administrative expenses	10,767	9,849
Total general and administrative expenses	48,064	38,570
Income (loss) before income taxes	138,572	464,231
Income taxes	8,267	(943)
Net income (loss)	130,305	465,174
Net income (loss) attributable to noncontrolling interests	6,081	2,282
Net income (loss) attributable to Annaly	124,224	462,892
Dividends on preferred stock	37,157	37,061
Net income (loss) available (related) to common stockholders	$87,067	$425,831
Net income (loss) per share available (related) to common stockholders
Basic	$0.15	$0.85
Diluted	$0.15	$0.85
Weighted average number of common shares outstanding
Basic	587,149,704	500,612,840
Diluted	588,420,998	501,182,043
Other comprehensive income (loss)
Net income (loss)	$130,305	$465,174
Unrealized gains (losses) on available-for-sale securities	164,877	(281,869)
Reclassification adjustment for net (gains) losses included in net income (loss)	65,403	335,351
Other comprehensive income (loss)	230,280	53,482
Comprehensive income (loss)	360,585	518,656
Comprehensive income (loss) attributable to noncontrolling interests	6,081	2,282
Comprehensive income (loss) attributable to Annaly	354,504	516,374
Dividends on preferred stock	37,157	37,061
Comprehensive income (loss) attributable to common stockholders	$317,347	$479,313

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars in thousands, except per share data) (Unaudited)
	For The Three Months Ended March 31,
	2025	2024
Preferred stock
Beginning of period	$1,536,569	$1,536,569
End of period	$1,536,569	$1,536,569
Common stock
Beginning of period	$5,784	$5,001
Issuance	233	—
Stock-based award activity	6	3
End of period	$6,023	$5,004
Additional paid-in capital
Beginning of period	$25,257,716	$23,672,391
Issuance	495,274	(48)
Stock-based award activity	(3,522)	1,344
End of period	$25,749,468	$23,673,687
Accumulated other comprehensive income (loss)
Beginning of period	$(1,017,682)	$(1,335,400)
Unrealized gains (losses) on available-for-sale securities	164,877	(281,869)
Reclassification adjustment for net (gains) losses included in net income (loss)	65,403	335,351
End of period	$(787,402)	$(1,281,918)
Accumulated deficit
Beginning of period	$(13,173,146)	$(12,622,768)
Net income (loss) attributable to Annaly	124,224	462,892
Dividends declared on preferred stock (1)	(37,157)	(37,061)
Dividends and dividend equivalents declared on common stock and stock-based awards (1)	(423,863)	(326,872)
End of period	$(13,509,942)	$(12,523,809)
Total stockholder’s equity	$12,994,716	$11,409,533
Noncontrolling interests
Beginning of period	$87,711	$89,298
Net income (loss) attributable to noncontrolling interests	6,081	2,282
Equity contributions from (distributions to) noncontrolling interests	(4,000)	(5,000)
End of period	$89,792	$86,580
Total equity	$13,084,508	$11,496,113

(1) Refer to the “Capital Stock” Note for dividends per share for each class of shares.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands) (Unaudited)
	For The Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$130,305	$465,174
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of premiums and discounts of investments, net	71,249	28,050
Amortization of securitized debt premiums and discounts and deferred financing costs	(2,724)	2,292
Depreciation, amortization and other noncash expenses	9,217	6,884
Net (gains) losses on investments and derivatives	358,600	(52,868)
Income (loss) from unconsolidated joint ventures	4,376	3,381
Payments on purchases of loans held for sale	(38,611)	(2,643)
Proceeds from sales and repayments of loans held for sale	42,072	—
Proceeds from U.S. Treasury securities	2,465,677	2,093,527
Payments on U.S. Treasury securities	(2,486,009)	(2,093,489)
Net receipts (payments) on derivatives	(899,210)	826,716
Net change in
Other assets	(26,196)	(2,877)
Interest receivable	230,790	354,997
Interest payable	17,541	62,468
Other liabilities	(33,343)	6,277
Net cash provided by (used in) operating activities	(156,266)	1,697,889
Cash flows from investing activities
Payments on purchases of securities	(4,368,706)	(7,788,513)
Proceeds from sales of securities	7,337,167	9,483,792
Principal payments on securities	1,672,398	1,424,656
Payments on purchases and origination of loans	(3,875,537)	(3,134,429)
Proceeds from sales of loans	378,893	—
Principal payments on loans	900,695	363,741
Payments on purchases of MSR	(387,147)	(515,760)
Proceeds from sales of MSR	1,871	—
Proceeds from reverse repurchase agreements	172,207,075	149,589,734
Payments on reverse repurchase agreements	(172,207,075)	(149,589,734)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	3,400	—
Net cash provided by (used in) investing activities	1,663,034	(166,513)
Cash flows from financing activities
Proceeds from repurchase agreements and other secured financing	1,549,426,696	1,373,554,795
Payments on repurchase agreements and other secured financing	(1,553,306,159)	(1,376,683,890)
Proceeds from issuances of securitized debt	2,914,309	2,496,810
Principal payments on securitized debt	(819,591)	(323,854)
Payments on purchases of securitized debt	(4,350)	—
Payment of deferred financing cost	(7,011)	(1,191)
Proceeds from participations issued	1,771,940	1,001,297
Payments on repurchases of participations issued	(1,188,368)	(933,543)
Principal payments on participations issued	(13,110)	(15,344)
Net contributions (distributions) from (to) noncontrolling interests	(4,000)	(5,000)
Net proceeds from stock offerings, direct purchases and dividend reinvestments	495,507	(48)
Settlement of stock-based awards in satisfaction of withholding tax requirements	(13,922)	(5,993)
Dividends paid	(413,208)	(362,193)
Net cash provided by (used in) financing activities	(1,161,267)	(1,278,154)
Net (decrease) increase in cash and cash equivalents	345,501	253,222
Cash and cash equivalents including cash pledged as collateral, beginning of period	1,488,027	1,412,148
Cash and cash equivalents including cash pledged as collateral, end of period	$1,833,528	$1,665,370
Supplemental disclosure of cash flow information
Interest received	$1,025,159	$915,491
Interest paid (excluding interest paid on interest rate swaps)	$799,833	$913,729
Net interest received (paid) on interest rate swaps	$448,039	$759,440
Taxes received (paid)	$(237)	$(236)
Noncash investing and financing activities
Receivable for unsettled trades	$2,523	$941,366
Payable for unsettled trades	$2,304,774	$2,556,798
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$230,280	$53,482
Dividends declared, not yet paid	$421,637	$325,286

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
The accompanying consolidated financial statements and related notes are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”). The consolidated financial information as of December 31, 2024 has been derived from audited consolidated financial statements included in the Company’s 2024 Form 10-K.
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
Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations is carried at cost, which approximates fair value. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled $1.5 billion and $1.2 billion at March 31, 2025 and December 31, 2024, respectively.
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
Recent Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standard Updates (“ASUs”). The Company reviewed recently issued ASUs and determined that they were not expected to have a significant impact on the Company’s consolidated financial statements when adopted or did not have a significant impact on the Company’s consolidated financial statements upon adoption.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

4. FINANCIAL INSTRUMENTS

The following table presents characteristics for certain of the Company’s financial instruments at March 31, 2025 and December 31, 2024.

Financial Instruments (1)
Balance Sheet Line Item	Type / Form	Measurement Basis	March 31, 2025	December 31, 2024
	Assets	(dollars in thousands)
Securities	Agency mortgage-backed securities (2)	Fair value, with unrealized gains (losses) through other comprehensive income	$7,668,927	$8,234,911
Securities	Agency mortgage-backed securities (3)	Fair value, with unrealized gains (losses) through earnings	60,660,793	59,199,157
Securities	Residential credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	521,059	754,915
Securities	Non-agency mortgage-backed securities	Fair value, with unrealized gains (losses) through earnings	1,451,524	1,493,186
Securities	Commercial real estate debt investments - CMBS	Fair value, with unrealized gains (losses) through earnings	59,061	74,278
Total securities			70,361,364	69,756,447
Loans, net	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	3,860,555	3,546,902
Assets transferred or pledged to securitization vehicles	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	24,464,281	21,973,188
	Liabilities
Repurchase agreements	Repurchase agreements	Amortized cost	$61,659,460	$65,688,923
Other secured financing	Loans	Amortized cost	900,000	750,000
Debt issued by securitization vehicles	Securities	Fair value, with unrealized gains (losses) through earnings	21,802,193	19,540,678
Participations issued	Participations issued	Fair value, with unrealized gains (losses) through earnings	1,748,273	1,154,816
U.S. Treasury securities sold, not yet purchased	Securities	Fair value, with unrealized gains (losses) through earnings	2,519,125	2,470,629
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

5. SECURITIES

The Company’s investments in securities include agency, credit risk transfer, non-agency and commercial mortgage-backed securities. All of the debt securities are classified as available-for-sale. Available-for-sale debt securities are carried at fair value, with changes in fair value recognized in other comprehensive income, unless the fair value option is elected in which case changes in fair value are recognized in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss). Effective July 1, 2022, the Company elected the fair value option for any newly purchased Agency mortgage-backed securities in order to simplify the accounting for these securities. During the three months ended March 31, 2025 and 2024, $901.6 million and ($674.0) million, respectively, of unrealized gains (losses) on the Agency mortgage-backed securities, for which the fair value option was elected, were reported in Net gains (losses) on investments and other in the Company's Consolidated Statements of Comprehensive Income (Loss). Agency mortgage-backed securities purchased prior to July 1, 2022, are still classified as available-for-sale with changes in fair value recognized in other comprehensive income. The Company has also elected the fair value option for CRT securities, interest only securities, Non-Agency and commercial mortgage-backed securities in order to simplify the accounting. Transactions for regular-way securities are recorded on trade date, including to-be-announced (“TBA”) securities that meet the regular-way securities scope exception from derivative accounting. Gains and losses on disposals of securities are recorded on trade date based on the specific identification method.
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
The following table represents a rollforward of the activity for the Company’s securities for the three months ended March 31, 2025:

	Agency Securities	Residential Credit Securities	Commercial Securities	Total
	(dollars in thousands)
Beginning balance January 1, 2025	$67,434,068	$2,248,101	$74,278	$69,756,447
Purchases	6,263,002	101,318	—	6,364,320
Sales	(4,967,149)	(214,381)	(12,886)	(5,194,416)
Principal paydowns	(1,516,963)	(152,573)	(2,283)	(1,671,819)
(Amortization) / accretion	(56,057)	(1,356)	(17)	(57,430)
Fair value adjustment	1,172,819	(8,526)	(31)	1,164,262
Ending balance March 31, 2025	$68,329,720	$1,972,583	$59,061	$70,361,364

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following tables present the Company’s securities portfolio that were carried at their fair value at March 31, 2025 and December 31, 2024:

	March 31, 2025
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$64,549,014	$1,258,704	$(1,191,086)	$64,616,632	$356,094	$(1,418,833)	$63,553,893
Adjustable-rate pass-through	137,157	8,972	(40)	146,089	1,949	(6,641)	141,397
CMO	85,886	1,418	—	87,304	—	(13,496)	73,808
Interest-only	3,757,295	545,553	—	545,553	29,256	(105,328)	469,481
Multifamily(1)	29,947,936	544,756	(8,058)	4,085,912	29,207	(49,245)	4,065,874
Reverse mortgages	24,234	2,279	—	26,513	—	(1,246)	25,267
Total agency securities	$98,501,522	$2,361,682	$(1,199,184)	$69,508,003	$416,506	$(1,594,789)	$68,329,720
Residential credit
Credit risk transfer	$492,296	$1,493	$(3,385)	$490,404	$30,751	$(96)	$521,059
Alt-A	204,309	34	(2,062)	202,281	2,969	(7,696)	197,554
Prime (2)	1,867,436	28,175	(10,084)	44,362	3,035	(700)	46,697
Subprime	247,047	12	(29,638)	217,421	7,488	(8,207)	216,702
NPL/RPL	832,022	4,304	(4,691)	831,635	2,266	(3,626)	830,275
Prime jumbo (>=2010 vintage) (3)	10,692,985	85,262	(30,144)	146,838	17,726	(4,268)	160,296
Total residential credit securities	$14,336,095	$119,280	$(80,004)	$1,932,941	$64,235	$(24,593)	$1,972,583
Total residential securities	$112,837,617	$2,480,962	$(1,279,188)	$71,440,944	$480,741	$(1,619,382)	$70,302,303
Commercial
Commercial securities	$59,015	$144	$—	$59,159	$—	$(98)	$59,061
Total securities	$112,896,632	$2,481,106	$(1,279,188)	$71,500,103	$480,741	$(1,619,480)	$70,361,364

	December 31, 2024
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$65,010,762	$1,329,117	$(1,178,444)	$65,161,435	$130,742	$(2,242,503)	$63,049,674
Adjustable-rate pass-through	157,123	11,936	(42)	169,017	2,216	(8,995)	162,238
CMO	87,467	1,459	—	88,926	—	(15,242)	73,684
Interest-only	3,437,570	493,803	—	493,803	14,843	(127,914)	380,732
Multifamily (1)	26,216,351	514,726	(11,830)	3,844,575	7,644	(110,454)	3,741,765
Reverse mortgages	24,916	2,499	—	27,415	—	(1,440)	25,975
Total agency investments	$94,934,189	$2,353,540	$(1,190,316)	$69,785,171	$155,445	$(2,506,548)	$67,434,068
Residential credit
Credit risk transfer	$707,169	$1,608	$(3,581)	$705,196	$49,819	$(100)	$754,915
Alt-A	172,368	35	(1,724)	170,679	2,694	(8,481)	164,892
Prime (2)	1,824,609	27,484	(10,228)	43,725	2,732	(667)	45,790
Subprime	280,820	12	(30,081)	250,751	6,325	(11,493)	245,583
NPL/RPL	882,547	4,540	(3,762)	883,325	1,630	(6,347)	878,608
Prime jumbo (>=2010 vintage) (3)	10,334,669	84,431	(30,385)	146,285	17,072	(5,044)	158,313
Total residential credit securities	$14,202,182	$118,110	$(79,761)	$2,199,961	$80,272	$(32,132)	$2,248,101
Total residential securities	$109,136,371	$2,471,650	$(1,270,077)	$71,985,132	$235,717	$(2,538,680)	$69,682,169
Commercial
Commercial securities	$74,151	$193	$—	$74,344	$38	$(104)	$74,278
Total securities	$109,210,522	$2,471,843	$(1,270,077)	$72,059,476	$235,755	$(2,538,784)	$69,756,447

(1) Principal/Notional amount includes $26.4 billion and $22.9 billion of Agency Multifamily interest-only securities as of March 31, 2025 and December 31, 2024, respectively.
(2) Principal/Notional amount includes $1.8 billion and $1.8 billion of Prime interest-only securities as of March 31, 2025 and December 31, 2024, respectively.
(3) Principal/Notional amount includes $10.6 billion and $10.2 billion of Prime Jumbo interest-only securities as of March 31, 2025 and December 31, 2024, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table presents the Company’s Agency mortgage-backed securities portfolio by issuing Agency at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Investment Type	(dollars in thousands)
Fannie Mae	$63,937,187	$63,211,517
Freddie Mac	4,243,501	4,115,085
Ginnie Mae	149,032	107,466
Total	$68,329,720	$67,434,068

Actual maturities of the Company’s Residential Securities are generally shorter than stated contractual maturities because actual maturities of the portfolio are affected by periodic payments and prepayments of principal on the underlying mortgages.
The following table summarizes the Company’s Residential Securities at March 31, 2025 and December 31, 2024, according to their estimated weighted average life classifications:

	March 31, 2025		December 31, 2024
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Estimated weighted average life	(dollars in thousands)
Less than one year	$369,403	$369,373	$407,856	$408,090
Greater than one year through five years	1,747,308	1,748,581	1,308,898	1,325,093
Greater than five years through ten years	66,096,901	67,235,550	66,027,670	68,242,391
Greater than ten years	2,088,691	2,087,440	1,937,745	2,009,558
Total	$70,302,303	$71,440,944	$69,682,169	$71,985,132

The estimated weighted average lives of the Residential Securities at March 31, 2025 and December 31, 2024 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Residential Securities could be longer or shorter than projected.
The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities, accounted for as available-for-sale where the fair value option has not been elected, by length of time that such securities have been in a continuous unrealized loss position at March 31, 2025 and December 31, 2024.

	March 31, 2025			December 31, 2024
	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)
	(dollars in thousands)
Less than 12 months	$28,285	$(547)	9	$49,820	$(1,477)	34
12 Months or more	7,502,140	(791,682)	1,311	8,054,162	(1,020,427)	1,377
Total	$7,530,425	$(792,229)	1,320	$8,103,982	$(1,021,904)	1,411

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
During the three months ended March 31, 2025 and 2024, the Company disposed of $5.2 billion and $8.1 billion of Residential Securities, respectively. The following table presents the Company’s net gains (losses) from the disposal of Residential Securities for the three months ended March 31, 2025 and 2024.

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)
For the three months ended	(dollars in thousands)
March 31, 2025	$64,880	$(119,486)	$(54,606)
March 31, 2024	$32,924	$(471,172)	$(438,248)

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
Excluding loans transferred or pledged to securitization vehicles, as of March 31, 2025 and December 31, 2024, the Company had $3.9 billion and $3.5 billion, respectively, of loans for which the fair value option was elected. If the Company intends to sell or securitize the loans and the securitization vehicle is not expected to be consolidated, the loans are classified as held for sale. Any origination fees and costs or purchase premiums or discounts are deferred and recognized upon sale. The Company determines the fair value of loans held for sale on an individual loan basis. The carrying value of the Company’s residential loans held for sale was $6.3 million and $10.0 million at March 31, 2025 and December 31, 2024, respectively.
The following table presents the activity of the Company’s loan investments, excluding loans transferred or pledged to securitization vehicles, for the three months ended March 31, 2025:

Residential Loans
(dollars in thousands)
Beginning balance January 1, 2025	$3,546,902
Purchases / originations	3,919,866
Sales and transfers (1)	(3,595,522)
Principal payments	(48,269)
Gains / (losses)	42,180
(Amortization) / accretion	(4,602)
Ending balance March 31, 2025	$3,860,555

(1) Includes transfer of residential loans to securitization vehicles with a carrying value of $3.2 billion during the three months ended March 31, 2025.

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
The following table presents the fair value and the unpaid principal balances of the residential mortgage loan portfolio, including loans transferred or pledged to securitization vehicles, at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Fair value	$28,324,836	$25,520,090
Unpaid principal balance	$28,798,298	$26,297,725

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table provides information regarding the line items and amounts recognized in the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024 for these investments:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	(dollars in thousands)
Interest income	$426,055	$252,016
Net gains (losses) on disposal of investments (1)	(9,993)	(2,117)
Net unrealized gains (losses) on instruments measured at fair value through earnings (1)	240,830	(84,786)
Total included in net income (loss)	$656,892	$165,113

(1) These amounts are presented in the line item Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (loss).
The following table provides the geographic concentrations based on the unpaid principal balances at March 31, 2025 and December 31, 2024 for the residential mortgage loans, including loans transferred or pledged to securitization vehicles:

Geographic Concentrations of Residential Mortgage Loans
March 31, 2025		December 31, 2024
Property location	% of Balance	Property location	% of Balance
California	39.9%	California	39.5%
New York	11.2%	New York	10.9%
Florida	9.8%	Florida	10.1%
Texas	5.4%	Texas	5.4%
All other (none individually greater than 5%)	33.7%	All other (none individually greater than 5%)	34.1%
Total	100.0%		100.0%

The following table provides additional data on the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, at March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Portfolio Range	Portfolio Weighted Average	Portfolio Range	Portfolio Weighted Average
	(dollars in thousands)
Unpaid principal balance	$1 - $4,396	$465	$1 - $4,396	$471
Interest rate	2.00% - 18.00%	6.54%	2.00% - 18.00%	6.43%
Maturity	7/1/2029 - 4/1/2065	4/24/2053	7/1/2029 - 12/1/2064	2/3/2053
FICO score at loan origination	549 - 850	758	549 - 850	758
Loan-to-value ratio at loan origination	1% - 100%	68%	2% - 100%	68%
At March 31, 2025 and December 31, 2024, approximately 15% and 16%, respectively, of the carrying value of the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, were adjustable-rate.

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
The following table presents activity related to MSR for the three months ended March 31, 2025 and 2024:

Mortgage Servicing Rights	Three Months Ended
	March 31, 2025	March 31, 2024
	(dollars in thousands)
Fair value, beginning of period	$2,909,134	$2,122,196
Purchases (1)	396,662	515,731
Change in fair value due to:
Changes in valuation inputs or assumptions (2)	12,768	46,136
Other changes, including realization of expected cash flows	(45,662)	(32,784)
Fair value, end of period	$3,272,902	$2,651,279

(1) Includes adjustments to original purchase price from early payoffs, defaults, or loans that were delivered but were deemed to not be acceptable.
(2) Principally represents changes in discount rates and prepayment speed inputs used in valuation model, primarily due to changes in interest rates.

8. VARIABLE INTEREST ENTITIES

The Company’s exposure to the obligations of its VIEs is generally limited to the Company’s investment in the VIEs of $2.5 billion at March 31, 2025. Assets of the VIEs may only be used to settle obligations of the VIEs. Creditors of the VIEs have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the VIEs. No gains or losses were recognized upon consolidation of existing VIEs. Interest income and expense are recognized using the effective interest method.
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
OBX Trusts
Residential securitizations are issued by entities generally referred to collectively as the “OBX Trusts.” These securitizations represent financing transactions that provide non-recourse financing to the Company and are collateralized by residential mortgage loans purchased by the Company. Residential securitizations closed as of March 31, 2025 are included in the following table:

Securitization	Date of Closing	Face Value at Closing
		(dollars in thousands)
OBX 2025-NQM1	January 2025	$618,433
OBX 2025-NQM2	February 2025	$719,218
OBX 2025-NQM3	February 2025	$577,442
OBX 2025-NQM4	March 2025	$625,807
OBX 2025-HE1	March 2025	$216,455
OBX 2025-NQM5	March 2025	$334,879

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
As of March 31, 2025 and December 31, 2024, a total carrying value of $21.8 billion and $19.5 billion, respectively, of bonds were held by third parties and the Company retained $2.5 billion and $2.3 billion, respectively, of MBS, which were eliminated in consolidation. The Company is deemed to be the primary beneficiary and consolidates the OBX Trusts because it has power to direct the activities that most significantly impact the OBX Trusts’ performance and holds a variable interest that could be potentially significant to these VIEs. Effective August 1, 2022, upon initial consolidation of new securitization entities, the Company elected to apply the measurement alternative for consolidated collateralized financing entities in order to simplify the accounting and valuation processes. The liabilities of these securitization entities are deemed to be more observable and are used to measure the fair value of the assets. The Company incurred $6.8 million and $3.7 million of costs during the three months ended March 31, 2025 and 2024, respectively, in connection with these securitizations that were expensed as incurred. The contractual principal amount of the OBX Trusts’ debt held by third parties was $22.5 billion and $20.5 billion at March 31, 2025 and December 31, 2024, respectively. During the three months ended March 31, 2025 and 2024, the Company recorded ($170.9) million and $86.0 million, respectively, of unrealized gains (losses) on debt held by third parties issued by OBX Trusts, which is reported in Net gains (losses) on investments and other in the Company's Consolidated Statements of Comprehensive Income (Loss).
Although the residential mortgage loans have been sold for bankruptcy and state law purposes, the transfers of the residential mortgage loans to the OBX Trusts did not qualify for sale accounting and are reflected as intercompany secured borrowings that are eliminated upon consolidation.
Residential Credit Fund
The Company manages a fund investing in participations in residential mortgage loans. The residential credit fund is deemed to be a VIE because the entity does not have sufficient equity at risk to permit the legal entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders, as capital commitments are not considered equity at risk. The Company is not the primary beneficiary and does not consolidate the residential credit fund as its only interest in the fund is the management and performance fees that it earns, which are not considered variable interests in the entity. As of March 31, 2025 and December 31, 2024, the Company had outstanding participating interests in residential mortgage loans of $1.7 billion and $1.2 billion, respectively. These transfers do not meet the criteria for sale accounting and are accounted for as secured borrowings, thus the residential loans are reported as Loans, net and the associated liability is reported as Participations issued in the Consolidated Statements of Financial Condition. The Company elected the fair value option for participations issued with changes in fair value reflected in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss) to more accurately reflect the economics of the transfers as the underlying loans are carried at fair value through earnings.

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
The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. In accordance with a clearing organization’s rulebook, the Company presents the fair value of centrally cleared interest rate swaps net of variation margin pledged or received under such transactions. At March 31, 2025 and December 31, 2024, ($2.6) billion and ($3.3) billion, respectively, of variation margin was reported as an adjustment to interest rate swaps, at fair value. Initial margin is reported in Cash and cash equivalents in the Consolidated Statements of Financial Condition.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table summarizes fair value information about the Company’s derivative assets and liabilities at March 31, 2025 and December 31, 2024:

Derivatives Instruments	March 31, 2025	December 31, 2024
Assets	(dollars in thousands)
Interest rate swaps	$8,012	$21,226
Interest rate swaptions	7,595	—
TBA derivatives	35,095	8,635
Futures contracts	5,597	190,980
Purchase commitments	10,958	4,510
Total derivative assets	$67,257	$225,351
Liabilities
Interest rate swaps	$18,455	$7,212
TBA derivatives	12,467	30,539
Futures contracts	148,371	16,650
Purchase commitments	1,772	5,185
Total derivative liabilities	$181,065	$59,586

The following tables summarize certain characteristics of the Company’s interest rate swaps at March 31, 2025 and December 31, 2024:

March 31, 2025
Maturity	Current Notional (1)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (2)
(dollars in thousands)
0 - 3 years	$25,483,937	3.27%	4.40%	1.72
3 - 6 years	8,678,730	2.96%	4.41%	4.61
6 - 10 years	19,698,720	2.61%	4.48%	7.37
Greater than 10 years	1,591,381	3.38%	4.41%	22.96
Total / Weighted average	$55,452,768	2.98%	4.43%	4.79

December 31, 2024
Maturity	Current Notional (1)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (2)
(dollars in thousands)
0 - 3 years	$30,411,229	3.49%	4.48%	1.14
3 - 6 years	12,764,021	3.15%	4.50%	4.27
6 - 10 years	21,318,937	2.55%	4.53%	7.63
Greater than 10 years	1,559,384	3.40%	4.41%	23.25
Total / Weighted average	$66,053,571	3.11%	4.50%	4.36

(1) As of March 31, 2025, 93% and 7% of the Company’s interest rate swaps were linked to SOFR and the Federal funds rate, respectively. As of December 31, 2024, 95% and 5% of the Company’s interest rate swaps were linked to SOFR and the Federal funds rate, respectively.
(2) The weighted average years to maturity of payer interest rate swaps is offset by the weighted average years to maturity of receiver interest rate swaps. As such, the net weighted average years to maturity for each maturity bucket may fall outside of the range listed.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following tables summarize certain characteristics of the Company’s swaptions at March 31, 2025 and December 31, 2024:

March 31, 2025
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$1,000,000	4.68%	SOFR	10.83	9.92
Long receive	$—	—%	SOFR	0.00	0.00

December 31, 2024
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$—	—%	SOFR	0.00	0.00
Long receive	$—	—%	SOFR	0.00	0.00
The following tables summarize certain characteristics of the Company’s TBA derivatives at March 31, 2025 and December 31, 2024:

March 31, 2025
Purchase and Sale Contracts for Derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$6,902,000	$6,612,755	$6,635,383	$22,628
Net TBA derivatives	$6,902,000	$6,612,755	$6,635,383	$22,628

December 31, 2024
Purchase and Sale Contracts for Derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$4,237,000	$4,239,001	$4,209,341	$(29,660)
Sale contracts	(1,120,000)	(1,080,943)	(1,073,187)	7,756
Net TBA derivatives	$3,117,000	$3,158,058	$3,136,154	$(21,904)

The following tables summarize certain characteristics of the Company’s futures derivatives at March 31, 2025 and December 31, 2024:

March 31, 2025
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 10 year and greater	$—	$(11,659,400)	10.52
Total	$—	$(11,659,400)	10.52

December 31, 2024
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	$6,511,600	$—	1.98
U.S. Treasury futures - 5 year	1,960,500	—	4.40
U.S. Treasury futures - 10 year and greater	—	(9,840,500)	11.05
Total	$8,472,100	$(9,840,500)	7.11

The Company presents derivative contracts on a gross basis in the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following tables present information about derivative assets and liabilities that are subject to such provisions and can be offset in the Company’s Consolidated Statements of Financial Condition at March 31, 2025 and December 31, 2024, respectively.

March 31, 2025
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$8,012	$(3,238)	$—	$4,774
Interest rate swaptions, at fair value	7,595	—	(7,515)	80
TBA derivatives, at fair value	35,095	(23,242)	(11,270)	583
Futures contracts, at fair value	5,597	(5,597)	—	—
Purchase commitments	10,958	—	—	10,958
Liabilities
Interest rate swaps, at fair value	$18,455	$(16,942)	$—	$1,513
TBA derivatives, at fair value	12,467	(12,311)	—	156
Futures contracts, at fair value	148,371	(5,597)	(142,774)	—
Purchase commitments	1,772	—	—	1,772

December 31, 2024
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$21,226	$(8,138)	$—	$13,088
TBA derivatives, at fair value	8,635	(879)	(929)	6,827
Futures contracts, at fair value	190,980	(16,650)	—	174,330
Purchase commitments	4,510	—	—	4,510
Liabilities
Interest rate swaps, at fair value	$7,212	$(7,212)	$—	$—
TBA derivatives, at fair value	30,539	(19,495)	—	11,044
Futures contracts, at fair value	16,650	(16,650)	—	—
Purchase commitments	5,185	—	—	5,185
The effect of interest rate swaps in the Consolidated Statements of Comprehensive Income (Loss) is as follows:

Location on Consolidated Statements of Comprehensive Income (Loss)
	Net Interest Component of Interest Rate Swaps (1)	Realized Gains (Losses) on Termination of Interest Rate Swaps (1)	Unrealized Gains (Losses) on Interest Rate Swaps (1)
For the three months ended	(dollars in thousands)
March 31, 2025	$191,545	$(43,789)	$(753,601)
March 31, 2024	$330,149	$(21,237)	$900,902
(1) Included in Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss).
The effect of other derivative contracts in the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Three Months Ended March 31, 2025
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$(14,355)	$44,533	$30,178
Net interest rate swaptions	—	(8,600)	(8,600)
Futures	(86,356)	(317,103)	(403,459)
Purchase commitments	—	9,859	9,859
Total			$(372,022)

(1) For the three months ended March 31, 2025, includes $9.0 million of realized gain related to SOFR futures options.

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

(1) For the three months ended March 31, 2024, includes $1.2 million of unrealized gain related to SOFR futures options.

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
Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features were in a net liability position at March 31, 2025 of $115.1 million, which represents the maximum amount the Company would be required to pay upon termination. This amount is fully collateralized.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
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
The following tables present the estimated fair values of financial instruments and MSR measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024. There were no transfers between levels of the fair value hierarchy during the periods presented.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$68,329,720	$—	$68,329,720
Credit risk transfer securities	—	521,059	—	521,059
Non-Agency mortgage-backed securities	—	1,451,524	—	1,451,524
Commercial mortgage-backed securities	—	59,061	—	59,061
Loans
Residential mortgage loans	—	3,860,555	—	3,860,555
Mortgage servicing rights	—	—	3,272,902	3,272,902
Assets transferred or pledged to securitization vehicles	—	24,464,281	—	24,464,281
Derivative assets
Interest rate swaps	—	8,012	—	8,012
Other derivatives	5,597	53,648	—	59,245
Total assets	$5,597	$98,747,860	$3,272,902	$102,026,359
Liabilities
Debt issued by securitization vehicles	$—	$21,802,193	$—	$21,802,193
Participations issued	—	1,748,273	—	1,748,273
U.S. Treasury securities sold, not yet purchased	2,519,125	—	—	2,519,125
Derivative liabilities
Interest rate swaps	—	18,455	—	18,455
Other derivatives	148,371	14,239	—	162,610
Total liabilities	$2,667,496	$23,583,160	$—	$26,250,656

December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$67,434,068	$—	$67,434,068
Credit risk transfer securities	—	754,915	—	754,915
Non-Agency mortgage-backed securities	—	1,493,186	—	1,493,186
Commercial mortgage-backed securities	—	74,278	—	74,278
Loans
Residential mortgage loans	—	3,546,902	—	3,546,902
Mortgage servicing rights	—	—	2,909,134	2,909,134
Assets transferred or pledged to securitization vehicles	—	21,973,188	—	21,973,188
Derivative assets
Interest rate swaps	—	21,226	—	21,226
Other derivatives	190,980	13,145	—	204,125
Total assets	$190,980	$95,310,908	$2,909,134	$98,411,022
Liabilities
Debt issued by securitization vehicles	$—	$19,540,678	$—	$19,540,678
Participations issued	—	1,154,816	—	1,154,816
U.S. Treasury securities sold, not yet purchased	2,470,629	—	—	2,470,629
Derivative liabilities
Interest rate swaps	—	7,212	—	7,212
Other derivatives	16,650	35,724	—	52,374
Total liabilities	$2,487,279	$20,738,430	$—	$23,225,709

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
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

Unobservable Input (1)	Range (Weighted Average) (2)
	March 31, 2025	December 31, 2024
Discount rate	6.2% - 12.2% (8.2%)	7.4% - 12.4% (8.4%)
Prepayment rate	4.4% - 21.3% (5.5%)	4.7% - 17.2% (5.6%)
Delinquency rate	0.2% - 3.9% (1.2%)	0.2% - 4.1% (1.3%)
Cost to service	$83 - $98 ($87)	$83 - $99 ($87)
(1) Represents rates, estimates and assumptions that the Company believes would be used by market participants when valuing these assets.
(2) Weighted average discount rate computed based on the fair value of MSR, weighted average prepayment rate, delinquency rate and cost to service based on unpaid principal balances of loans underlying the MSR.

The following table summarizes the estimated fair values for financial assets and liabilities that are not carried at fair value at March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities
Repurchase agreements	$61,659,460	$61,659,460	$65,688,923	$65,688,923
Other secured financing	900,000	900,000	750,000	750,000

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table presents the activity of finite lived intangible assets for the three months ended March 31, 2025.

Intangible Assets, net
(dollars in thousands)
Beginning balance January 1, 2025	$9,416
Less: amortization expense	(673)
Ending balance March 31, 2025	$8,743

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
The Company had outstanding $61.7 billion and $65.7 billion of repurchase agreements with weighted average remaining maturities of 50 days and 32 days and weighted average rates of 4.56% and 4.76% at March 31, 2025 and December 31, 2024, respectively. In connection with its residential mortgage loans, the Company has select arrangements with counterparties to enter into repurchase agreements for $3.9 billion with remaining capacity of $2.2 billion at March 31, 2025.
At March 31, 2025 and December 31, 2024, the repurchase agreements had the following remaining maturities and collateral types:

March 31, 2025
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements
	(dollars in thousands)
1 day	$22,600,000	$—	$—	$—	$—	$22,600,000
2 to 29 days	2,056,765	257,622	861,199	—	52,559	3,228,145
30 to 59 days	14,680,029	51,904	709,891	—	—	15,441,824
60 to 89 days	20,336,079	36,152	411,299	223,945	—	21,007,475
90 to 119 days	—	—	115,425	—	—	115,425
Over 119 days (1)	—	—	362,623	1,445,128	—	1,807,751
Total	$59,672,873	$345,678	$2,460,437	$1,669,073	$52,559	$64,200,620
Amounts offset in accordance with netting arrangements						(2,541,160)
Net amounts of Repurchase agreements as presented in the Consolidated Statements of Financial Condition						$61,659,460

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

December 31, 2024
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—
2 to 29 days	28,603,831	405,341	861,271	—	66,010	29,936,453
30 to 59 days	34,496,443	116,087	682,037	251,357	—	35,545,924
60 to 89 days	692,255	47,583	545,684	—	—	1,285,522
90 to 119 days	2,085	—	60,383	—	—	62,468
Over 119 days (1)	—	—	332,040	1,139,604	—	1,471,644
Total	$63,794,614	$569,011	$2,481,415	$1,390,961	$66,010	$68,302,011
Amounts offset in accordance with netting arrangements						(2,613,088)
Net amounts of Repurchase agreements as presented in the Consolidated Statements of Financial Condition						$65,688,923

(1) Less than 1% of repurchase agreements had a remaining maturity over 1 year at March 31, 2025 and December 31, 2024.
The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition at March 31, 2025 and December 31, 2024. Refer to the “Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

	March 31, 2025		December 31, 2024
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross amounts	$2,541,160	$64,200,620	$2,613,088	$68,302,011
Amounts offset	(2,541,160)	(2,541,160)	(2,613,088)	(2,613,088)
Netted amounts	$—	$61,659,460	$—	$65,688,923

The fair value of collateral received in connection with reverse repurchase agreements as of March 31, 2025 was $2.5 billion, of which the Company sold $2.5 billion. The fair value of collateral received in connection with reverse repurchase agreements as of December 31, 2024 was $2.6 billion, of which the Company sold $2.5 billion. The amount of collateral sold is reported at fair value in the Company’s Consolidated Statements of Financial Condition as U.S. Treasury securities sold, not yet purchased.
Other Secured Financing - As of March 31, 2025, the Company had $1.8 billion in total committed credit facilities to finance a portion of its MSR portfolio. Outstanding borrowings under these facilities as of March 31, 2025 totaled $900.0 million with maturities ranging between one year to two years. As of December 31, 2024, the Company had $1.6 billion in total committed credit facilities to finance a portion of its MSR portfolio. Outstanding borrowings under these facilities as of December 31, 2024 totaled $750.0 million with maturities ranging between one month to two years. The weighted average interest rate of the borrowings was 7.03% and 7.21% as of March 31, 2025 and December 31, 2024, respectively. Borrowings are reported in Other secured financing in the Company’s Consolidated Statements of Financial Condition.
Refer to the “Variable Interest Entities” Note for additional information on the Company’s other secured financing arrangements at December 31, 2024.
Investments pledged as collateral under secured financing arrangements and interest rate swaps, excluding residential mortgage loans of consolidated VIEs, had an estimated fair value and accrued interest of $68.0 billion and $310.1 million, respectively, at March 31, 2025 and $71.8 billion and $332.7 million, respectively, at December 31, 2024.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

13. CAPITAL STOCK

(A)    Common Stock
The following table provides a summary of the Company’s common shares authorized, and issued and outstanding at March 31, 2025 and December 31, 2024.

	Shares authorized		Shares issued and outstanding
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	Par Value
Common stock	1,468,250,000	1,468,250,000	602,338,286	578,357,118	$0.01
In January 2022, the Company announced that its Board authorized the repurchase of up to $1.5 billion of its outstanding shares of common stock through December 31, 2024 (the “Prior Common Stock Repurchase Program”). In January 2025, the Company announced that its Board authorized the repurchase of up to $1.5 billion of its outstanding shares of common stock through December 31, 2029 (the “Current Common Stock Repurchase Program”). The Current Common Stock Repurchase Program replaced the Prior Common Stock Repurchase Program. During the three months ended March 31, 2025 and 2024, no shares were repurchased under the Current Common Stock Repurchase Program or the Prior Common Stock Repurchase Program, respectively.

On September 20, 2024, the Company entered into separate Distribution Agency Agreements (collectively, the “Prior Sales Agreements”) with each of Barclays Capital Inc., BNP Paribas Securities Corp., BofA Securities, Inc., Citizens JMP Securities, LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., Morgan Stanley & Co., LLC, RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC (collectively, the “Prior Sales Agents”). Under the terms of the Prior Sales Agreements, the Company offered and sold shares of its common stock, having an aggregate offering price of up to $1.5 billion, from time to time through any of the Prior Sales Agents (the “at-the-market sales program”).
During the three months ended March 31, 2025, under the at-the-market sales program, the Company issued 23.3 million shares for proceeds of $495.7 million, net of commissions and fees. During the three months ended March 31, 2024, no shares were issued under the at-the-market sales program pursuant to the Prior Sales Agreements; however, the Company incurred costs to maintain the effectiveness of the at-the-market sales program that was in effect at that time.
(B)    Preferred Stock
The following is a summary of the Company’s cumulative redeemable preferred stock outstanding at March 31, 2025 and December 31, 2024. In the event of a liquidation or dissolution of the Company, the Company’s then outstanding preferred stock takes precedence over the Company’s common stock with respect to payment of dividends and the distribution of assets.

	Shares Authorized		Shares Issued And Outstanding		Carrying Value		Contractual Rate	Earliest Redemption Date (1)	Effective Date of Floating Rate Dividend Period	Floating Annual Rate (2)
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Fixed-to-floating rate
Series F	28,800,000	28,800,000	28,800,000	28,800,000	696,910	696,910	6.95%	9/30/2022	9/30/2022	3M Term SOFR + 4.993%
Series G	17,000,000	17,000,000	17,000,000	17,000,000	411,335	411,335	6.50%	3/31/2023	3/31/2023	3M Term SOFR + 4.172%
Series I	17,700,000	17,700,000	17,700,000	17,700,000	428,324	428,324	6.75%	6/30/2024	6/30/2024	3M Term SOFR + 4.989%
Total	63,500,000	63,500,000	63,500,000	63,500,000	$1,536,569	$1,536,569

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

Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus accrued and unpaid dividends through their redemption date. Through March 31, 2025, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
The Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, Series G Fixed-to-Floating Rate Cumulative Preferred Stock and Series I Fixed-to-Floating Rate Cumulative Preferred Stock rank senior to the common stock of the Company.
On December 31, 2024, the Board approved a repurchase plan for all of our existing outstanding Preferred Stock (as defined below) (the “Preferred Stock Repurchase Program”). Under the terms of the Preferred Stock Repurchase Program, we are authorized to repurchase up to an aggregate of 63,500,000 shares of Preferred Stock, comprised of up to (i) 28,800,000 shares

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
of its 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), (ii) 17,000,000 shares of its 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series G Preferred Stock”), and (iii) 17,700,000 shares of its 6.75% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”, and together with Series F Preferred Stock and Series G Preferred Stock, the “Preferred Stock”). The aggregate liquidation value of the Preferred Stock that may be repurchased by the Company pursuant to the Prior Preferred Stock Repurchase Program, as of November 3, 2022, was approximately $1.6 billion.

The Preferred Stock Repurchase Program became effective on January 1, 2025 and will expire on December 31, 2029, and replaced the Preferred Stock repurchase program, which was effective from November 2, 2022 and expired on December 31, 2024 (the “Prior Preferred Stock Repurchase Program”). No shares were repurchased with respect to the Preferred Stock Repurchase Program during the three months ended March 31, 2025 and the Prior Preferred Stock Repurchase Program during the three months ended March 31, 2024.

(C)    Distributions to Stockholders
The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	(dollars in thousands, except per share data)
Dividends and dividend equivalents declared on common stock and share-based awards	$423,863	$326,872
Distributions declared per common share	$0.70	$0.65
Distributions paid to common stockholders after period end	$421,637	$325,286
Distributions paid per common share after period end	$0.70	$0.65
Date of distributions paid to common stockholders after period end	April 30, 2025	April 30, 2024
Dividends declared to series F preferred stockholders	$17,250	$19,085
Dividends declared per share of series F preferred stock	$0.599	$0.663
Dividends declared to series G preferred stockholders	$9,310	$10,509
Dividends declared per share of series G preferred stock	$0.548	$0.618
Dividends declared to series I preferred stockholders	$10,597	$7,467
Dividends declared per share of series I preferred stock	$0.599	$0.422

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

The following table presents the components of the Company’s interest income and interest expense for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Interest income	(dollars in thousands)
Agency securities	$820,182	$751,516
Residential credit securities	40,207	55,996
Residential mortgage loans (1)	426,055	252,016
Commercial investment portfolio (1)	1,055	3,554
Reverse repurchase agreements	29,609	31,406
Total interest income	$1,317,108	$1,094,488
Interest expense
Repurchase agreements	$760,783	$897,598
Debt issued by securitization vehicles	283,592	161,017
Participations issued	27,044	20,251
U.S. Treasury securities sold, not yet purchased	25,718	22,073
Total interest expense	1,097,137	1,100,939
Net interest income	$219,971	$(6,451)

(1) Includes assets transferred or pledged to securitization vehicles.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

15. NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	(dollars in thousands, except per share data)
Net income (loss)	$130,305	$465,174
Net income (loss) attributable to noncontrolling interests	6,081	2,282
Net income (loss) attributable to Annaly	124,224	462,892
Dividends on preferred stock	37,157	37,061
Net income (loss) available (related) to common stockholders	$87,067	$425,831
Weighted average shares of common stock outstanding-basic	587,149,704	500,612,840
Add: Effect of stock awards, if dilutive	1,271,294	569,203
Weighted average shares of common stock outstanding-diluted	588,420,998	501,182,043
Net income (loss) per share available (related) to common share
Basic	$0.15	$0.85
Diluted	$0.15	$0.85
There were no potentially dilutive restricted stock units or performance stock units for the three months ended March 31, 2025. The computations of diluted net income (loss) per share available (related) to common share for the three months ended March 31, 2024 exclude 1.5 million of potentially dilutive restricted stock units and performance stock units because their effect would have been anti-dilutive.

16. INCOME TAXES

For the three months ended March 31, 2025, the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company will not incur federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements that relate to, among other things, assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company distributes such shortfall within the next year as permitted by the Code.
The Company and certain of its direct and indirect subsidiaries, including Annaly TRS, Inc. and certain subsidiaries of joint ventures, have made separate joint elections to treat these subsidiaries as TRSs. As such, each of these TRSs is taxable as a domestic C corporation and subject to federal, state and local income taxes based upon their taxable income.
The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position. Thus, no accruals for penalties and interest were deemed necessary at March 31, 2025 and December 31, 2024.
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
During the three months ended March 31, 2025 and 2024, the Company recorded $8.3 million and ($0.9) million, respectively, of income tax expense (benefit) attributable to its TRSs.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	(dollars in thousands)
Current Tax Expense (Benefit)
Federal	$—	$—
State and local	13	—
Total current income tax expense (benefit)	$13	$—
Deferred Tax Expense (Benefit)
Federal	$7,222	$(824)
State and local	1,032	(119)
Total deferred income tax expense (benefit)	$8,254	$(943)
Total income tax expense (benefit)	$8,267	$(943)

The difference between the Company's reported income tax provision and the U.S. federal statutory rate of 21.0% and state income tax rates is as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Statutory federal income tax rate	21.0%	21.0%
Non-taxable REIT income	(14.6%)	(24.5%)
State and local taxes	3.0%	3.0%
VIE and Other	(3.5%)	0.3%
Change in valuation allowance	—%	—%
Total provision	5.9%	(0.2%)

As of March 31, 2025, the Company recorded a net deferred tax asset of $72.6 million resulting primarily from loss carryforwards, securitization gains and unrealized losses on swaps, and a net deferred tax liability of $149.9 million resulting primarily from unrealized gains on MSR, which is included in Other assets and Other liabilities, respectively, in the Consolidated Statements of Financial Condition. As of March 31, 2025, no valuation allowance was established.
As of March 31, 2025, the Company's TRSs had approximately $61.5 million of net operating loss carryforwards for federal income tax purposes which may be available to offset future taxable income, including approximately $7.9 million of net operating loss carryforwards that are subject to an annual limitation under Internal Revenue Code Section 382 and $53.6 million that can be carried forward indefinitely.
As of March 31, 2025, the Company's TRSs had approximately $31.5 million of capital loss carryforwards for federal income tax purposes which can be carried back three years and forward up to five years to offset capital gains.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following tables present the reportable operating segments related to the Company’s results of operations for the three months ended March 31, 2025 and 2024:

Three Months Ended March 31, 2025
	Agency	Resi-credit	MSR	Corporate & Other	Consolidated
	(dollars in thousands)
Interest income	$849,200	$466,853	$—	$1,055	$1,317,108
Interest expense	718,253	378,174	—	710	1,097,137
Net interest income	130,947	88,679	—	345	219,971
Servicing and related income	—	—	140,435	—	140,435
Servicing and related expense	—	—	14,113	—	14,113
Net servicing income	—	—	126,322	—	126,322
Other income (loss)	(166,925)	12,090	(2,961)	(1,861)	(159,657)
Less: Total general and administrative expenses	17,316	15,506	9,393	5,849	48,064
Income (loss) before income taxes	(53,294)	85,263	113,968	(7,365)	138,572
Income taxes	290	(524)	8,510	(9)	8,267
Net income (loss)	(53,584)	85,787	105,458	(7,356)	130,305
Less: Net income (loss) attributable to noncontrolling interest	—	6,081	—	—	6,081
Net income (loss) attributable to Annaly	(53,584)	79,706	105,458	(7,356)	124,224
Dividends on preferred stock	—	—	—	37,157	37,157
Net income (loss) available (related) to common stockholders	(53,584)	79,706	105,458	(44,513)	87,067
Unrealized gains (losses) on available-for-sale securities	164,877	—	—	—	164,877
Reclassification adjustment for net (gains) losses included in net income (loss)	65,403	—	—	—	65,403
Other comprehensive income (loss)	230,280	—	—	—	230,280
Comprehensive income (loss)	176,696	85,787	105,458	(7,356)	360,585
Comprehensive income (loss) attributable to noncontrolling interests	—	6,081	—	—	6,081
Comprehensive income (loss) attributable to Annaly	$176,696	$79,706	$105,458	$(7,356)	$354,504
Noncash investing and financing activities:
Receivable for unsettled trades	2,306	—	217	—	2,523
Payable for unsettled trades	2,220,276	—	84,498	—	2,304,774
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	230,280	—	—	—	230,280
Dividends declared, not yet paid	—	—	—	421,637	421,637
Total assets
Total assets	$70,429,198	$30,678,639	$3,849,181	$158,328	$105,115,346

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Three Months Ended March 31, 2024
	Agency	Resi-credit	MSR	Corporate & Other	Consolidated
	(dollars in thousands)
Interest income	$781,926	$309,008	$—	$3,554	$1,094,488
Interest expense	846,771	251,862	—	2,306	1,100,939
Net interest income	(64,845)	57,146	—	1,248	(6,451)
Servicing and related income	—	—	115,084	—	115,084
Servicing and related expense	—	—	12,216	—	12,216
Net servicing income	—	—	102,868	—	102,868
Other income (loss)	300,952	105,366	(870)	936	406,384
Less: Total general and administrative expenses	15,588	12,674	8,594	1,714	38,570
Income (loss) before income taxes	220,519	149,838	93,404	470	464,231
Income taxes	607	(1,679)	149	(20)	(943)
Net income (loss)	219,912	151,517	93,255	490	465,174
Less: Net income (loss) attributable to noncontrolling interest	—	2,282	—	—	2,282
Net income (loss) attributable to Annaly	219,912	149,235	93,255	490	462,892
Dividends on preferred stock	—	—	—	37,061	37,061
Net income (loss) available (related) to common stockholders	219,912	149,235	93,255	(36,571)	425,831
Unrealized gains (losses) on available-for-sale securities	(281,869)	—	—	—	(281,869)
Reclassification adjustment for net (gains) losses included in net income (loss)	335,351	—	—	—	335,351
Other comprehensive income (loss)	53,482	—	—	—	53,482
Comprehensive income (loss)	273,394	151,517	93,255	490	518,656
Comprehensive income (loss) attributable to noncontrolling interests	—	2,282	—	—	2,282
Comprehensive income (loss) attributable to Annaly	$273,394	$149,235	$93,255	$490	$516,374
Noncash investing and financing activities:
Receivable for unsettled trades	907,634	5,000	28,732	—	941,366
Payable for unsettled trades	2,430,956	—	125,842	—	2,556,798
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	53,482	—	—	—	53,482
Dividends declared, not yet paid	—	—	—	325,286	325,286
Total assets
Total assets	$66,485,685	$21,525,612	$3,209,074	$263,175	$91,483,546

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

19. LEASE COMMITMENTS AND CONTINGENCIES

The Company’s operating leases are primarily comprised of corporate office leases with remaining lease terms of approximately three years and seventeen years. The corporate office leases include options to extend for up to five years, however the extension terms were not included in the operating lease liability calculation. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The lease cost for the three months ended March 31, 2025 and 2024 was $1.1 million and $0.8 million, respectively.
Supplemental information related to leases as of and for the three months ended March 31, 2025 was as follows:

Operating Leases	Classification	March 31, 2025
Assets	(dollars in thousands)
Operating lease right-of-use assets	Other assets	$27,523
Liabilities
Operating lease liabilities (1)	Other liabilities	$28,106
Lease term and discount rate
Weighted average remaining lease term		16.8 years
Weighted average discount rate (1)		7.0%
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$1,028
(1) For the Company’s leases that do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

The following table provides details related to maturities of lease liabilities:

Maturity of Lease Liabilities
Years ending December 31,	(dollars in thousands)
2025 (remaining)	$2,121
2026	261
2027	2,503
2028	3,854
2029	3,831
Later years	52,041
Total lease payments	$64,611
Less imputed interest	36,505
Present value of lease liabilities	$28,106

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
Contingencies
From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies at March 31, 2025 and December 31, 2024.

20. SUBSEQUENT EVENTS

In April 2025, the Company completed and closed two securitizations of residential mortgage loans, OBX 2025-NQM6, with a face value of $553.2 million, and OBX 2025-NQM7, with a face value of $572.4 million. These securitizations represent financing transactions which provided non-recourse financing to the Company collateralized by residential mortgage loans purchased by the Company.
In April 2025, the Company upsized capacity of an existing credit facility by $100 million for the Company’s residential mortgage loans.
On May 8, 2025, the Company entered into separate Distribution Agency Agreements with certain sales agents, which agreements terminated and replaced the Prior Sales Agreements. For additional information, see “Part II—Item 5. Other Information—Current At-the-Market Sales Program.”

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

INDEX TO ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Page
Overview	37
Business Environment	37
Economic Environment	38
Results of Operations	39
Net Income (Loss) Summary	40
Non-GAAP Financial Measures	41
Earnings Available for Distribution, Earnings Available for Distribution Attributable to Common Stockholders, Earnings Available for Distribution Per Average Common Share and Annualized EAD Return on Average Equity	42
Premium Amortization Expense	44
Economic Leverage and Economic Capital Ratios	44
Interest Income (excluding PAA), Economic Interest Expense and Economic Net Interest Income (excluding PAA)	45
Experienced and Projected Long-term CPR	46
Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA), Net Interest Margin (excluding PAA), and Average Economic Cost of Interest Bearing Liabilities	47
Economic Interest Expense and Average Economic Cost of Interest Bearing Liabilities	48
Other Income (Loss)	49
General and Administrative Expenses	50
Return on Average Equity	50
Unrealized Gains and Losses - Available-for-Sale Investments	50
Financial Condition	51
Residential Securities	51
Contractual Obligations	53
Commitments and Contractual Obligations with Unconsolidated Entities	54
Capital Management	54
Stockholders’ Equity	54
Capital Stock	55
Leverage and Capital	56
Risk Management	56
Risk Appetite	56
Governance	57
Description of Risks	57
Liquidity and Funding Risk Management	58
Funding	58
Excess Liquidity	59
Maturity Profile	60
Stress Testing	61
Liquidity Management Policies	61
Investment/Market Risk Management	62
Credit Risk Management	63
Counterparty Risk Management	63
Operational Risk Management	64
Compliance, Regulatory and Legal Risk Management	65
Critical Accounting Estimates	65
Valuation of Financial Instruments	66
Residential Securities	66
Residential Mortgage Loans	66
MSR	66
Interest Rate Swaps	67
Revenue Recognition	67
Consolidation of Variable Interest Entities	67
Use of Estimates	67
Glossary of Terms	68

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

Business Environment
The first quarter of 2025 (“Q1 2025”) saw the Trump Administration entering its second term, ready to make meaningful changes across several different policy areas including trade, immigration, fiscal policy, and regulation. While many initiatives, most notably easing of financial regulation, should be supportive of U.S. businesses and financial markets in the medium-term, rapid and concurrent reform announcements introduced uncertainty and financial market volatility in the short-term.
The market volatility was primarily driven by the rollout of several tariff measures in March and April. These announcements have led to decreased business and consumer confidence, risking lower activity data in quarters to come if businesses or consumers alter their behavior. Of note, Q1 2025 activity data remained relatively strong, with consumption and business activity expanding at roughly the same rate as in prior quarters. However, aggregate U.S. gross domestic product (“GDP”) declined modestly in the quarter as higher import volumes reduced economic activity in the GDP growth calculation. Additionally, inflation slowed marginally in the quarter, with personal consumption expenditures excluding food and energy (“core PCE”) running at 3.5% seasonally adjusted annualized rate (“SAAR”), slightly below the 3.7% SAAR recording in Q1 2024.
The Federal Reserve (“the Fed”) kept interest rates unchanged during the quarter, as officials weighed the conflicting signals from tariffs and other policy changes on economic growth and inflation. Fed officials are waiting for further evidence about an economic slowdown or higher inflation before making further adjustments to the Federal Funds Target Rate (“Fed Funds Target Rate”).
Our portfolio performed relatively well in Q1 2025, delivering a 3% economic return during the quarter. This was reflected in an increase to our common stock dividend to $0.70 per share, underscoring healthy earnings momentum, all while modestly increasing economic leverage to 5.7x at quarter end – still a leverage level at the low end of our historical range.
With respect to our portfolio activity, we grew our Agency MBS investments by $4.4 billion market value, with most of the increase coming from additional investments to deploy the approximately $495 million equity we raised during the quarter through the at-the-market stock sale program. Unlike much of 2024, when we concentrated MBS purchases on higher coupon specified pools, a majority of Q1 purchases were in to-be-announced (“TBA”) securities in intermediate coupons. These securities offered the highest relative value following the selloff in interest rates in Q4 2024 and January 2025, with dollar roll financing on TBA contracts improving significantly. As a result, our TBA balances grew to $6.6 billion market value at the end of Q1 2025, the largest holdings in two years.
Similar to prior quarters, we continued to prudently manage our hedge position, maintaining a conservative stance with regard to our interest rate exposure. Of note, increased optimism about changes to the bank regulatory landscape drove a widening in swap spreads – the difference between Treasury and same tenor interest rate swap yields – for much of the quarter. We used this opportunity to better balance our hedge allocation between Treasuries and swaps, in turn lowering our aggregate swap notional and increasing the exposure to Treasury future hedges. In addition, we entered into a $1 billion notional 10-year payer swaption in anticipation of higher interest rate volatility.
Our Residential Credit portfolio ended the quarter at $6.6 billion in market value, declining modestly as we opportunistically sold third-party securities early in the quarter given tight valuations and increased the pace of our securitizations. Annaly’s Onslow Bay (“OBX”) shelf closed six securitization transactions totaling $3.1 billion during the quarter, including our inaugural securitization of home equity line of credit loans (“HELOCs”) and a private placement to a major U.S. insurance company. In addition, we have priced two additional securitizations in April. Correspondent channel lock volumes remained strong, with aggregate quarterly fundings reaching $3.8 billion, just shy of the record pace of fundings seen in the fourth quarter of 2024.
Our mortgage servicing rights (“MSR”) strategy saw its portfolio relatively unchanged during the quarter as we purchased $48 million market value in assets, or $3 billion in unpaid principal balances (“UPB”) through our bulk and flow acquisition

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
channels. We remained selective in our purchases, maintaining our preference for low note rate MSR, though supply stayed elevated as the mortgage originator community remains under pressure to monetize servicing given historically compressed gain on sale margins. After settling $28 billion in UPB of previously announced bulk MSR purchases, the weighted average note rate of our portfolio rose marginally to 3.23%, while our exposure to current coupon MSR remained relatively small.
As the mortgage origination and servicing industry consolidates – best seen in the merger announcement of Rocket Companies and Mr. Cooper Group Inc. at the end of the quarter – we have strategically aligned ourselves with industry leading sub-servicing and recapture partners that we believe provide our platform with clear competitive advantages. We believe that greater efficiency and technological investment in the mortgage industry has provided the potential for enhanced portfolio yield through increased recapture capabilities and an enhanced borrower experience.
Economic return and economic leverage are non-GAAP financial measures. Refer to “Non-GAAP Financial Measures” for additional information, including a reconciliation to its most directly comparable GAAP results.

Economic Environment
U.S. GDP growth in the first quarter of 2025 slowed with gross domestic product declining 0.3% SAAR, largely driven by a 4.8% drag of net trade to quarterly economic activity. Despite the decline in the headline GDP number, consumption and investment activity remained relatively healthy in the quarter, with final sales to private domestic purchasers coming in at 3.0% SAAR, a gain in line with the quarterly average in 2024.
The labor market remained resilient in the first quarter. Labor supply and demand stayed balanced, as evidenced by the first quarter’s stronger-than-expected employment data. According to the Bureau of Labor Statistics, seasonally adjusted total non-farm payroll employment rose at a monthly average pace of 133,000 workers added in the first quarter – a modest decline from the average of 167,667 workers added per month in all of 2024. The unemployment rate ended the quarter at 4.2%, only modestly higher than the 4.1% rate at the end of 2024. The increase was driven by more people entering the labor force, with not all of them being able to find work. At the same time, wage growth, as measured by the year-over-year change in Average Hourly Earnings, fell from 4.0% in the fourth quarter to 3.8% in the first quarter.
Inflation readings, as measured by the year-over-year changes in the Personal Consumption Expenditure Price Index (“PCE”), remain above the Fed’s 2% inflation target and progress on disinflationary measures has been slow. Total PCE prices over the 12 months ending in March rose 2.3% compared to the 2.6% recorded by the same metric at the end of December, while core PCE inflation, which excludes volatile food and energy prices, fell from 2.9% in December 2024 to 2.6% in March. Progress on inflation in the first quarter remained uneven, much like it had been over the past year. Moreover, the forecast has become increasingly uncertain due to the most significant increase in the effective tariff rate in decades.
The Fed conducts monetary policy with a dual mandate: full employment and price stability. Given the slow progress on inflation, the Federal Reserve Open Market Committee (“FOMC”) kept the target range for the Federal Funds rate unchanged at 4.25% - 4.50% at their March meeting, marking their second pause since cutting rates by 100 basis points at the end of last year. The Federal Reserve Chair Jerome Powell has emphasized that it is too soon to determine the appropriate monetary policy response to the tariffs, while acknowledging their inflationary impact. In addition, the FOMC has maintained its focus on the still positive growth outlook and reiterated their guidance that they are not in a hurry to act. Forecasts from the FOMC meeting in March show a median of two 25 basis point interest rate cuts for 2025. However, the recent deterioration of economic growth forecasts has raised the odds of additional rate cuts. Meanwhile, regarding the FOMC’s balance sheet policy, the Fed announced that it will slow the pace of decline of its securities holdings by reducing the monthly redemption cap on Treasury securities from $25 billion to $5 billion, while maintaining the monthly redemption cap on Agency mortgage-backed securities at $35 billion. Considering these developments, we now expect the Fed to continue to attempt to reduce its balance sheet over a longer period than initially anticipated.
Given the FOMC maintaining its on-hold status and the market awaiting further information on the fiscal front, Treasury yields were relatively rangebound in the first quarter. Interest rate volatility moved lower across the curve, and swap spreads – the difference between swap rates and Treasury rates of the same maturities – widened. The 10-year U.S. Treasury yield fell from 4.57% on December 31, 2024 to 4.21% on March 31, 2025. Despite lower rates and reduced volatility, the mortgage basis, or the spread between the 30-year Agency MBS coupon and 10-year U.S. Treasury rate, widened slightly from 126 basis points at the end of 2024 to 130 basis points at the end of the first quarter.
The following table presents interest rates and spreads at each date presented:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	March 31, 2025	December 31, 2024	March 31, 2024
30-Year mortgage current coupon	5.51%	5.83%	5.60%
Mortgage basis	130 bps	126 bps	140 bps
10-Year U.S. Treasury rate	4.21%	4.57%	4.20%
OIS SOFR Swaps
1-Month	4.32%	4.32%	5.32%
6-Month	4.18%	4.25%	5.24%
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Net Income (Loss) Summary
The following table presents financial information related to our results of operations as of and for the three months ended March 31, 2025 and 2024.

	As of and for the Three Months Ended March 31,
	2025	2024
	(dollars in thousands, except per share data)
Interest income	$1,317,108	$1,094,488
Interest expense	1,097,137	1,100,939
Net interest income	219,971	(6,451)
Servicing and related income	140,435	115,084
Servicing and related expense	14,113	12,216
Net servicing income	126,322	102,868
Other income (loss)	(159,657)	406,384
Less: Total general and administrative expenses	48,064	38,570
Income (loss) before income taxes	138,572	464,231
Income taxes	8,267	(943)
Net income (loss)	130,305	465,174
Less: Net income (loss) attributable to noncontrolling interests	6,081	2,282
Net income (loss) attributable to Annaly	124,224	462,892
Less: Dividends on preferred stock	37,157	37,061
Net income (loss) available (related) to common stockholders	$87,067	$425,831
Net income (loss) per share available (related) to common stockholders
Basic	$0.15	$0.85
Diluted	$0.15	$0.85
Weighted average number of common shares outstanding
Basic	587,149,704	500,612,840
Diluted	588,420,998	501,182,043
Other information
Investment portfolio at period-end	$101,959,102	$87,484,541
Average total assets	$104,335,865	$92,355,391
Average equity	$12,890,730	$11,420,602
GAAP leverage at period-end (1)	6.8:1	6.7:1
GAAP capital ratio at period-end (2)	12.4%	12.6%
Annualized return (loss) on average total assets	0.50%	2.01%
Annualized return (loss) on average equity (3)	4.04%	16.29%
Net interest margin (4)	0.87%	(0.03%)
Average yield on interest earning assets (5)	5.18%	4.88%
Average GAAP cost of interest bearing liabilities (6)	4.77%	5.40%
Net interest spread	0.41%	(0.52%)
Weighted average experienced CPR for the period	7.1%	6.0%
Weighted average projected long-term CPR at period-end	9.5%	8.9%
Common stock book value per share	$19.02	$19.73
Non-GAAP metrics *
Interest income (excluding PAA)	$1,329,404	$1,091,475
Economic interest expense (6)	$892,748	$770,790
Economic net interest income (excluding PAA)	$436,656	$320,685
Premium amortization adjustment cost (benefit)	$12,296	$(3,013)
Earnings available for distribution (7)	$461,857	$357,962
Earnings available for distribution per average common share	$0.72	$0.64
Annualized EAD return on average equity (excluding PAA)	14.43%	12.63%
Economic leverage at period-end (1)	5.7:1	5.6:1
Economic capital ratio at period-end (2)	14.6%	14.6%
Net interest margin (excluding PAA) (4)	1.69%	1.43%
Average yield on interest earning assets (excluding PAA) (5)	5.23%	4.87%
Average economic cost of interest bearing liabilities (6)	3.88%	3.78%
Net interest spread (excluding PAA)	1.35%	1.09%

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
(3) Annualized GAAP return (loss) on average equity annualizes realized and unrealized gains and (losses) which may not be indicative of full year performance, unannualized GAAP return (loss) on average equity is 1.01%, and 4.07% for the three months ended March 31, 2025 and 2024, respectively.
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

GAAP
Net income (loss) was $130.3 million, which includes $6.1 million attributable to noncontrolling interests, or $0.15 per average basic common share, for the three months ended March 31, 2025, compared to $465.2 million, which includes $2.3 million attributable to noncontrolling interests, or $0.85 per average basic common share, for the same period in 2024. We attribute the majority of the change in net income (loss) to an unfavorable change in net gains (losses) on derivatives, partially offset by favorable changes in net gains (losses) on investments and other, net interest income, and net servicing income. Net gains (losses) on derivatives was ($977.9) million for the three months ended March 31, 2025 compared to $1.4 billion for the same period in 2024. Net gains (losses) on investments and other was $810.8 million for the three months ended March 31, 2025 compared to ($994.1) million for the same period in 2024. Net interest income for the three months ended March 31, 2025 was $220.0 million compared to ($6.5) million for the same period in 2024. Net servicing income for the three months ended March 31, 2025 was $126.3 million compared to $102.9 million for the same period in 2024.

Non-GAAP
Earnings available for distribution were $461.9 million, or $0.72 per average common share, for the three months ended March 31, 2025 compared to $358.0 million, or $0.64 per average common share, for the same period in 2024. The change in earnings available for distribution during the three months ended March 31, 2025, compared to the same period in 2024, was primarily due to higher coupon income, resulting from higher residential mortgage loan balances and purchasing securities higher up in the coupon stack, lower interest expense on repurchase agreements resulting from lower average rates and higher net servicing income. This change was partially offset by an unfavorable change in the net interest component of interest rate swaps, higher interest expense resulting from higher securitized debt balances from new securitizations and lower other, net.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The following table presents a reconciliation of GAAP financial results to non-GAAP earnings available for distribution for the periods presented:

	For the Three Months Ended March 31,
	2025	2024
	(dollars in thousands, except per share data)
GAAP net income (loss)	$130,305	$465,174
Adjustments to exclude reported realized and unrealized (gains) losses
Net (gains) losses on investments and other (1)	(810,970)	994,120
Net (gains) losses on derivatives (2)	1,169,412	(1,046,995)
Other adjustments
Amortization of intangibles	673	673
Non-EAD (income) loss allocated to equity method investments (3)	147	216
Transaction expenses and non-recurring items (4)	6,782	3,737
Income tax effect of non-EAD income (loss) items	7,355	(2,918)
TBA dollar roll income and CMBX coupon income (5)	11,275	1,375
MSR amortization (6)	(62,433)	(50,621)
EAD attributable to noncontrolling interests	(2,985)	(3,786)
Premium amortization adjustment cost (benefit)	12,296	(3,013)
Earnings available for distribution *	461,857	357,962
Dividends on preferred stock	37,157	37,061
Earnings available for distribution attributable to common stockholders *	$424,700	$320,901
GAAP net income (loss) per average common share	$0.15	$0.85
Earnings available for distribution per average common share *	$0.72	$0.64
Annualized GAAP return (loss) on average equity (7)	4.04%	16.29%
Annualized EAD return on average equity *	14.43%	12.63%
* Represents a non-GAAP financial measure. Refer to the disclosure within this section above for additional information on non-GAAP financial measures.
(1) Includes write-downs or recoveries which are reported in Other, net in the Company's Consolidated Statements of Comprehensive Income (Loss).
(2) The adjustment to add back Net (gains) losses on derivatives does not include the net interest component of interest rate swaps which is reflected in earnings available for distribution. The net interest component of interest rate swaps totaled $191.5 million and $330.1 million for the three months ended March 31, 2025 and 2024, respectively.
(3) Represents unrealized (gains) losses allocated to equity interests in a portfolio of MSR, which is a component of Other, net in the Consolidated Statements of Comprehensive Income (Loss).
(4) Represents costs incurred in connection with securitizations of residential whole loans.
(5) TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss). There was no CMBX coupon income for the three months ended March 31, 2025 and 2024.
(6) MSR amortization utilizes purchase date cash flow assumptions and actual unpaid principal balances and is calculated as the difference between projected MSR yield income and net servicing income for the period.
(7) Annualized GAAP return (loss) on average equity annualizes realized and unrealized gains and (losses) which may not be indicative of full year performance, unannualized GAAP return (loss) on average equity is 1.01%, and 4.07% for the three months ended March 31, 2025 and 2024, respectively.

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
The following table illustrates the impact of the PAA on premium amortization expense for our Residential Securities portfolio for the periods presented:

	For the Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
Premium amortization expense	$57,412	$26,732
Less: PAA cost (benefit)	12,296	(3,013)
Premium amortization expense (excluding PAA)	$45,116	$29,745

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
The following table presents a reconciliation of GAAP debt to economic debt for purposes of calculating our economic leverage ratio for the periods presented:

	As of
	March 31, 2025	March 31, 2024
Economic leverage ratio reconciliation	(dollars in thousands)
Repurchase agreements	$61,659,460	$58,975,232
Other secured financing	900,000	600,000
Debt issued by securitization vehicles	21,802,193	13,690,967
Participations issued	1,748,273	1,161,323
U.S. Treasury securities sold, not yet purchased	2,519,125	2,077,404
Total GAAP debt	$88,629,051	$76,504,926
Less Non-recourse debt:
Debt issued by securitization vehicles	$(21,802,193)	$(13,690,967)
Participations issued	(1,748,273)	(1,161,323)
Total recourse debt	$65,078,585	$61,652,636
Plus / (Less):
Cost basis of TBA derivatives	6,612,755	1,136,788
Payable for unsettled trades	2,304,774	2,556,798
Receivable for unsettled trades	(2,523)	(941,366)
Economic debt *	$73,993,591	$64,404,856
Total equity	$13,084,508	$11,496,113
Economic leverage ratio *	5.7:1	5.6:1

* Represents a non-GAAP financial measure. Refer to the disclosure within this section above for additional information on non-GAAP financial measures.
The following table presents a reconciliation of GAAP total assets to economic total assets for purposes of calculating our economic capital ratio for the periods presented:

	As of
	March 31, 2025	March 31, 2024
Economic capital ratio reconciliation	(dollars in thousands)
Total GAAP assets	$105,115,346	$91,483,546
Less:
Gross unrealized gains on TBA derivatives (1)	(35,095)	(7,220)
Debt issued by securitization vehicles	(21,802,193)	(13,690,967)
Plus:
Implied market value of TBA derivatives	6,635,383	1,133,305
Total economic assets *	$89,913,441	$78,918,664
Total equity	$13,084,508	$11,496,113
Economic capital ratio (2) *	14.6%	14.6%

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
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
The following tables present a reconciliation of GAAP interest income and GAAP interest expense to non-GAAP interest income (excluding PAA), economic interest expense and economic net interest income (excluding PAA), respectively, for the periods presented:
Interest Income (excluding PAA)

	GAAP Interest Income	PAA Cost (Benefit)	Interest Income (excluding PAA) *
For the three months ended	(dollars in thousands)
March 31, 2025	$1,317,108	$12,296	$1,329,404
March 31, 2024	$1,094,488	$(3,013)	$1,091,475
* Represents a non-GAAP financial measure. Refer to disclosures within this section above for additional information on non-GAAP financial measures.
Economic Interest Expense and Economic Net Interest Income (excluding PAA)

	GAAP Interest Expense	Add: Net Interest Component of Interest Rate Swaps and Net Interest on Initial Margin	Economic Interest Expense * (1)	GAAP Net Interest Income	Less: Net Interest Component of Interest Rate Swaps and Net Interest on Initial Margin	Economic Net Interest Income *	Add: PAA Cost (Benefit)	Economic Net Interest Income (excluding PAA) *
For the three months ended		(dollars in thousands)
March 31, 2025	$1,097,137	$(204,389)	$892,748	$219,971	$(204,389)	$424,360	$12,296	$436,656
March 31, 2024	$1,100,939	$(330,149)	$770,790	$(6,451)	$(330,149)	$323,698	$(3,013)	$320,685
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

	Experienced CPR (1)	Projected Long-term CPR (2)
For the three months ended
March 31, 2025	7.1%	9.5%
March 31, 2024	6.0%	8.9%
(1) For the three months ended March 31, 2025 and 2024, respectively. (2) At March 31, 2025 and 2024, respectively.

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
Disclosure of these measures, which are presented below, provides investors with additional detail regarding how management evaluates our performance.
Net Interest Spread (excluding PAA)

	Average Interest Earning Assets (1)	Interest Income (excluding PAA) *	Average Yield on Interest Earning Assets (excluding PAA) *	Average Interest Bearing Liabilities (2)	Economic Interest Expense * (2)	Average Economic Cost of Interest Bearing Liabilities * (2)	Economic Net Interest Income (excluding PAA) *	Net Interest Spread (excluding PAA) *
For the three months ended	(dollars in thousands)
March 31, 2025	$101,631,610	$1,329,404	5.23%	$92,001,700	$892,748	3.88%	$436,656	1.35%
March 31, 2024	$89,738,726	$1,091,475	4.87%	$80,682,111	$770,790	3.78%	$320,685	1.09%
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

Net Interest Margin (excluding PAA)

	Interest Income (excluding PAA) *	TBA Dollar Roll and CMBX Coupon Income (1)	Economic Interest Expense * (2)	Subtotal	Average Interest Earnings Assets	Average TBA Contract and CMBX Balances	Subtotal	Net Interest Margin (excluding PAA) *
For the three months ended		(dollars in thousands)
March 31, 2025	$1,329,404	11,275	(892,748)	$447,931	$101,631,610	4,625,212	$106,256,822	1.69%
March 31, 2024	$1,091,475	1,375	(770,790)	$322,060	$89,738,726	149,590	$89,888,316	1.43%
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
Average Economic Cost of Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense * (1)	Average Economic Cost of Interest Bearing Liabilities *	Average One- Month Term SOFR	Average Six- Month Term SOFR	Average One-Month Term SOFR Relative to Average Six- Month Term SOFR	Average Economic Cost of Interest Bearing Liabilities Relative to Average One- Month Term SOFR	Average Economic Cost of Interest Bearing Liabilities Relative to Average Six-Month Term SOFR
For the three months ended
March 31, 2025	$92,001,700	$87,729,051	$892,748	3.88%	4.32%	4.24%	0.08%	(0.44%)	(0.36%)
March 31, 2024	$80,682,111	$75,904,926	$770,790	3.78%	5.33%	5.21%	0.12%	(1.55%)	(1.43%)
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

Economic interest expense increased by $122.0 million for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to the reduction in the net interest component of interest rate swaps, which was $191.5 million for the three months ended March 31, 2025, compared to $330.1 million for the same period in 2024. Additionally, this increase resulted from higher securitized debt balances from new securitizations, offset by lower interest expense on repurchase agreements from lower average rates.
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
At March 31, 2025 and December 31, 2024, the majority of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Securities, residential mortgage loans, and MSR. All of our Residential Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and maintain the liquidity and strength of our balance sheet.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Other Income (Loss)
For the Three Months Ended March 31, 2025 and 2024

Net Gains (Losses) on Investments and Other
Net gains (losses) on disposal of investments was ($49.4) million for the three months ended March 31, 2025, compared to ($545.9) million for the same period in 2024. For the three months ended March 31, 2025, we disposed of Residential Securities with a carrying value of $5.2 billion for an aggregate net gain (loss) of ($54.6) million. For the same period in 2024, we disposed of Residential Securities, with a carrying value of $8.1 billion for an aggregate net gain (loss) of ($438.2) million.
Realized gains (losses) on U.S. Treasury securities sold, not yet purchased was $43.8 million for the three months ended March 31, 2025, compared to ($77.9) million for the same period in 2024.
Net unrealized gains (losses) on instruments measured at fair value through earnings was $860.2 million for the three months ended March 31, 2025, compared to ($448.2) million for the same period in 2024, primarily due to favorable changes in unrealized gains (losses) on Agency MBS of $1.6 billion, securitized residential whole loans of consolidated VIEs of $287.2 million, and residential whole loans of $38.4 million, partially offset by unfavorable changes in residential securitized debt of consolidated VIEs of ($256.9) million, U.S. Treasury securities sold, not yet purchased of ($245.9) million, Non-Agency MBS of ($48.5) million, MSR of ($40.2) million, and CRT securities of ($25.9) million.
Net Gains (Losses) on Derivatives
Net gains (losses) on interest rate swaps for the three months ended March 31, 2025 was ($605.8) million compared to $1.2 billion for the same period in 2024, primarily attributable to unfavorable changes in unrealized gains (losses) on interest rate swaps, net interest component of interest rate swaps and realized gains (losses) on termination or maturity of interest rate swaps. Unrealized gains (losses) on interest rate swaps was ($753.6) million for the three months ended March 31, 2025, compared to $900.9 million for the same period in 2024. Net interest component on interest rate swaps was $191.5 million for the three months ended March 31, 2025, compared to $330.1 million for the same period in 2024. Realized gains (losses) on termination or maturity of interest rate swaps was ($43.8) million for the three months ended March 31, 2025, compared to ($21.2) million for the same period in 2024, which reflected our termination or maturity of fixed-rate payer and receiver interest rate swaps with notional amounts of $11.7 billion and $3.2 billion, compared to fixed-rate payer and receiver interest rate swaps with notional amounts of $2.3 billion and $220.0 million, respectively, for the same period in 2024.
Net gains (losses) on other derivatives was ($372.0) million for the three months ended March 31, 2025, compared to $167.3 million for the same period in 2024. The change in net gains (losses) on other derivatives was primarily due to unfavorable changes in net gains (losses) on futures, which was ($403.5) million for the three months ended March 31, 2025, compared to $137.0 million for the same period in 2024, and net gains (losses) on interest rate swaptions, which was ($8.6) million for the three months ended March 31, 2025, compared to $30.6 million for the same period in 2024, partially offset by a favorable change in net gains (losses) on TBA derivatives, which was $30.2 million for the three months ended March 31, 2025, compared to $6.3 million for the same period in 2024.

Other, Net
Other, net includes brokerage and commission fees, due diligence costs, securitization expenses, and interest on custodial balances. We also report in Other, net items whose amounts, either individually or in the aggregate, would not, in the opinion of management, be meaningful to readers of the financial statements. Given the nature of certain components of this line item, balances may fluctuate from period to period. Other, net for the three months ended March 31, 2025 was $7.4 million compared to $23.4 million for the same period in 2024, primarily attributable to a decrease in sponsored securitization fees and net interest on initial margin related to interest rate swaps, an increase in securitization related costs and MSR financing expenses, partially offset by an increase in interest on custodial balances and conduit transaction fees.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
General and Administrative Expenses
General and administrative (“G&A”) expenses consist of compensation and other expenses. The following table shows our total G&A expenses as compared to average total assets and average equity for the periods presented.
G&A Expenses and Operating Expense Ratios

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the three months ended	(dollars in thousands)
March 31, 2025	$48,064	0.18%	1.49%
March 31, 2024	$38,570	0.17%	1.35%

G&A expenses were $48.1 million for the three months ended March 31, 2025, an increase of $9.5 million compared to the same period in 2024. The change in the period was primarily due to an increase in compensation expense and higher expenses related to rent, technology, and professional fees.

Return on Average Equity
The following table shows the components of our annualized return on average equity for the periods presented.
Components of Annualized Return on Average Equity

	Economic Net Interest Income/ Average Equity (1)	Net Servicing Income/Average Equity	Other Income (Loss)/Average Equity (2)	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the three months ended
March 31, 2025	12.77%	3.92%	(10.90%)	(1.49%)	(0.26%)	4.04%
March 31, 2024	11.34%	3.60%	2.67%	(1.35%)	0.03%	16.29%
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

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Unrealized gain	$4,827	$4,221
Unrealized loss	(792,229)	(1,021,903)
Accumulated other comprehensive income (loss)	$(787,402)	$(1,017,682)

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
The fair value of these securities being less than amortized cost at March 31, 2025 is solely due to market conditions and not the

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
quality of the assets. Substantially all of the Agency MBS have an actual or implied credit rating that is the same as that of the U.S. government. The investments do not require an allowance for credit losses because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal and interest amounts of the securities by the respective issuing Agency.

Financial Condition
Total assets were $105.1 billion and $103.6 billion at March 31, 2025 and December 31, 2024, respectively. The change was primarily due to increases in securitized residential whole loans of consolidated VIEs of $2.5 billion, securities of $604.9 million, mortgage servicing rights of $363.8 million, cash and cash equivalents of $345.5 million, and residential mortgage loans of $313.7 million, partially offset by decreases in receivables for unsettled trades of $2.2 billion and principal and interest receivable of $232.1 million. Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class were as follows at March 31, 2025.

	Agency MBS	Residential Credit (1)	MSR	Total
Assets	(dollars in thousands)
Fair value	$68,329,720	$30,356,480	$3,272,902	$101,959,102
Implied market value of derivatives (2)	6,635,383	—	—	6,635,383
Debt
Repurchase agreements	57,180,117	4,479,343	—	61,659,460
Implied cost basis of derivatives (2)	6,612,755	—	—	6,612,755
Other secured financing	—	—	900,000	900,000
Debt issued by securitization vehicles	—	21,802,193	—	21,802,193
Participations issued	—	1,748,273	—	1,748,273
U.S. Treasury securities sold, not yet purchased	2,497,649	47,984	(26,508)	2,519,125
Net forward purchases	2,217,970	—	84,281	2,302,251
Other
Net other assets / liabilities	1,511,467	162,290	360,323	2,034,080
Net equity allocated	$7,968,079	$2,440,977	$2,675,452	$13,084,508

Net equity allocated (%)	61%	18%	21%	100%
Debt/net equity ratio (3)	7.5:1	11.5:1	0.3:1	6.8:1

(1) Fair value includes residential loans held for sale, commercial assets and liabilities and assets and liabilities associated with non-controlling interests.
(2) Derivatives include TBA contracts under Agency MBS.
(3) Represents the debt/net equity ratio as determined using amounts in the Consolidated Statements of Financial Condition.

Residential Securities
Substantially all of our Agency MBS at March 31, 2025 and December 31, 2024 were backed by single-family residential mortgage loans and were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Fannie Mae, Freddie Mac or Ginnie Mae pass through certificates or CMOs, which have an actual or implied credit rating that is the same as that of the U.S. government. We carry all of our Agency MBS at fair value in the Consolidated Statements of Financial Condition.
We accrete discount balances as an increase to interest income over the expected life of the related interest earning assets and we amortize premium balances as a decrease to interest income over the expected life of the related interest earning assets. At March 31, 2025 and December 31, 2024 we had in our Consolidated Statements of Financial Condition a total of $1.3 billion and $1.3 billion, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Securities acquired at a price below principal value) and a total of $2.5 billion and $2.5 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Residential Securities acquired at a price above principal value).
The weighted average experienced prepayment speed on our Agency MBS portfolio for the three months ended March 31, 2025 and 2024 was 7.1% and 6.0%, respectively. The weighted average projected long-term prepayment speed on our Agency MBS portfolio as of March 31, 2025 and 2024 was 9.5% and 8.9%, respectively.

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

The following table presents our Residential Securities that were carried at fair value at March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
	Estimated Fair Value
Agency
Fixed-rate pass-through	$63,553,893	$63,049,674
Adjustable-rate pass-through	141,397	162,238
CMO	73,808	73,684
Interest-only	469,481	380,732
Multifamily	4,065,874	3,741,765
Reverse mortgages	25,267	25,975
Total agency securities	$68,329,720	$67,434,068
Residential credit
Credit risk transfer	$521,059	$754,915
Alt-A	197,554	164,892
Prime	46,697	45,790
Subprime	216,702	245,583
NPL/RPL	830,275	878,608
Prime jumbo (>= 2010 vintage)	160,296	158,313
Total residential credit securities	$1,972,583	$2,248,101
Total Residential Securities	$70,302,303	$69,682,169

The following table summarizes certain characteristics of our Residential Securities (excluding interest-only mortgage-backed securities) and interest-only mortgage-backed securities at March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Residential Securities (1)	(dollars in thousands)
Principal amount	$70,239,170	$70,783,559
Net premium	28,057	110,212
Amortized cost	70,267,227	70,893,771
Amortized cost / principal amount	100.04%	100.16%
Carrying value	69,213,327	68,717,038
Carrying value / principal amount	98.54%	97.08%
Weighted average coupon rate	5.03%	5.02%
Weighted average yield	4.98%	4.96%
Adjustable-rate Residential Securities (1)
Principal amount	$714,932	$951,400
Weighted average coupon rate	8.22%	8.41%
Weighted average yield	7.44%	7.59%
Weighted average term to next adjustment (2)	6 Months	6 Months
Weighted average lifetime cap (3)	9.40%	9.33%
Principal amount at period end as % of total residential securities	1.02%	1.34%
Fixed-rate Residential Securities (1)
Principal amount	$69,524,238	$69,832,159
Weighted average coupon rate	5.00%	4.97%
Weighted average yield	4.95%	4.93%
Principal amount at period end as % of total residential securities	98.98%	98.66%
Interest-only Residential Securities
Notional amount	$42,598,447	$38,352,812
Net premium	1,173,717	1,091,361
Amortized cost	1,173,717	1,091,361

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Amortized cost / notional amount	2.76%	2.85%
Carrying value	1,088,976	965,131
Carrying value / notional amount	2.56%	2.52%
Weighted average coupon rate	0.45%	0.46%
Weighted average yield	2.74%	2.40%
(1) Excludes interest-only MBS. (2) Excludes non-Agency MBS and CRT securities. (3) Excludes non-Agency MBS and CRT securities as this attribute is not applicable to these asset classes.
The following tables summarize certain characteristics of our Residential Credit portfolio at March 31, 2025.

		Payment Structure		Investment Characteristics (1)
Product	Estimated Fair Value	Senior	Subordinate	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR (2)
(dollars in thousands)
Credit risk transfer	$521,059	$—	$521,059	9.01%	1.60%	1.11%	4.47%
Alt-A	197,554	—	197,554	7.13%	9.05%	4.50%	14.10%
Prime	46,697	34,448	12,249	4.17%	0.77%	1.83%	3.81%
Subprime	216,702	33,212	183,490	7.07%	21.40%	14.46%	12.16%
Re-performing loan securitizations	547,185	348,598	198,587	6.72%	27.59%	17.04%	20.45%
Non-performing loan securitizations	283,090	235,890	47,200	6.69%	32.51%	74.23%	6.79%
Prime jumbo (>=2010 vintage)	160,296	91,685	68,611	5.04%	1.06%	1.00%	5.33%
Total/weighted average	$1,972,583	$743,833	$1,228,750	7.28%	17.11%	18.85%	11.32%

(1) Investment characteristics exclude the impact of interest-only securities. (2) Represents the 3 month voluntary prepayment rate (“VPR”).

	Bond Coupon
Product	ARM	Fixed	Floater	Interest-Only	Estimated Fair Value
(dollars in thousands)
Credit risk transfer	$—	$—	$521,059	$—	$521,059
Alt-A	1,293	196,261	—	—	197,554
Prime	—	18,407	—	28,290	46,697
Subprime	—	197,834	18,803	65	216,702
Re-performing loan securitizations	—	547,185	—	—	547,185
Non-performing loan securitizations	—	283,090	—	—	283,090
Prime jumbo (>=2010 vintage)	—	49,346	19,265	91,685	160,296
Total	$1,293	$1,292,123	$559,127	$120,040	$1,972,583

Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations at March 31, 2025. The table does not include the effect of net interest rate payments on our interest rate swap agreements. The net swap payments will fluctuate based on monthly changes in the receive rate. At March 31, 2025, the interest rate swaps had a net fair value of ($10.4) million.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$61,329,278	$330,182	$—	$—	$61,659,460
Interest expense on repurchase agreements (1)	400,048	19,220	—	—	419,268
Other secured financing	375,000	525,000	—	—	900,000
Interest expense on other secured financing (1)	55,934	27,210	—	—	83,144
Debt issued by securitization vehicles (principal)	—	—	—	22,535,741	22,535,741
Interest expense on debt issued by securitization vehicles	1,222,197	2,444,394	2,444,394	37,865,519	43,976,504
Participations issued (principal)	—	—	—	1,697,443	1,697,443
Interest expense on participations issued	121,943	243,886	243,886	3,022,116	3,631,831
Long-term operating lease obligations	2,186	3,680	7,662	51,083	64,611
Total	$63,506,586	$3,593,572	$2,695,942	$65,171,902	$134,968,002

(1) Interest expense on repurchase agreements and other secured financing calculated based on rates at March 31, 2025.
In the coming periods, we expect to continue to finance our Residential Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use securitization structures, credit facilities, or other term financing structures to finance certain of our assets. During the three months ended March 31, 2025, we received $1.7 billion from principal repayments and $7.3 billion in cash from disposal of Securities.
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

Stockholders’ Equity
The following table provides a summary of total stockholders’ equity at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Stockholders’ equity	(dollars in thousands)
6.95% Series F fixed-to-floating rate cumulative redeemable preferred stock	696,910	696,910
6.50% Series G fixed-to-floating rate cumulative redeemable preferred stock	411,335	411,335
6.75% Series I fixed-to-floating rate cumulative redeemable preferred stock	428,324	428,324
Common stock	6,023	5,784
Additional paid-in capital	25,749,468	25,257,716
Accumulated other comprehensive income (loss)	(787,402)	(1,017,682)
Accumulated deficit	(13,509,942)	(13,173,146)
Total stockholders’ equity	$12,994,716	$12,609,241

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Capital Stock
Common Stock
In January 2022, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding shares of common stock through December 31, 2024 (the “Prior Common Stock Repurchase Program”). In January 2025, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding shares of common stock through December 31, 2029 (the “Current Common Stock Repurchase Program”). The Current Common Stock Repurchase Program replaced the Prior Common Stock Repurchase Program. During the three months ended March 31, 2025 and 2024, no shares were repurchased under the Current Common Stock Repurchase Program or the Prior Common Stock Repurchase Program, respectively.

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
On September 20, 2024, we entered into separate Distribution Agency Agreements (collectively, the “Prior Sales Agreements”) with each of Barclays Capital Inc., BNP Paribas Securities Corp., BofA Securities, Inc., Citizens JMP Securities, LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., Morgan Stanley & Co., LLC, RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC (collectively, the “Prior Sales Agents”). Under the terms of the Prior Sales Agreements, we offered and sold shares of our common stock, having an aggregate offering price of up to $1.5 billion, from time to time through any of the Prior Sales Agents (the “at-the-market sales program”).
On May 8, 2025, we entered into separate Distribution Agency Agreements with certain sales agents, which agreements terminated and replaced the Prior Sales Agreements. For additional information, see “Part II—Item 5. Other Information—Current At-the-Market Sales Program.”
During the three months ended March 31, 2025, under the at-the-market sales program, we issued 23.3 million shares for proceeds of $495.7 million, net of commissions and fees. During the three months ended March 31, 2024, no shares were issued under the at-the-market sales program pursuant to the Prior Sales Agreement; however, we incurred costs to maintain the effectiveness of the at-the-market sales program that was in effect at that time.

Preferred Stock
On December 31, 2024, the Board approved a repurchase plan for all of our existing outstanding Preferred Stock (as defined below) (the “Preferred Stock Repurchase Program”). Under the terms of the Preferred Stock Repurchase Program, we are authorized to repurchase up to an aggregate of 63,500,000 shares of Preferred Stock, comprised of up to (i) 28,800,000 shares of our 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), (ii) 17,000,000 shares of our 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series G Preferred Stock”), and (iii) 17,700,000 shares of our 6.75% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”, and together with Series F Preferred Stock and Series G Preferred Stock, the “Preferred Stock”). The aggregate liquidation value of the Preferred Stock that may be repurchased by us pursuant to the Preferred Stock Repurchase Program, as of March 31, 2025, was approximately $1.6 billion.
The Preferred Stock Repurchase Program became effective on January 1, 2025 and will expire on December 31, 2029, and replaced the Preferred Stock repurchase program, which was effective from November 2, 2022 and expired on December 31, 2024 (the “Prior Preferred Stock Repurchase Program”). No shares were repurchased with respect to the Preferred Stock Repurchase Program during the three months ended March 31, 2025 and the Prior Preferred Stock Repurchase Program during the three months ended March 31, 2024.
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
Our GAAP leverage ratio at March 31, 2025 and December 31, 2024 was 6.8:1 and 7.1:1, respectively. Our economic leverage ratio, which is computed as the sum of Recourse Debt, cost basis of TBA derivatives outstanding, and net forward purchases (sales) of investments divided by total equity was 5.7:1 and 5.5:1, at March 31, 2025 and December 31, 2024, respectively. Our GAAP capital ratio at March 31, 2025 and December 31, 2024 was 12.4% and 12.3%, respectively. Our economic capital ratio, which represents our ratio of stockholders’ equity to total economic assets (inclusive of the implied market value of TBA derivatives and net of debt issued by securitization vehicles), was 14.6% and 14.6% at March 31, 2025 and December 31, 2024, respectively. Economic leverage ratio and economic capital ratio are non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section for additional information, including reconciliations to their most directly comparable GAAP results.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Governance
Risk management begins with our Board, through the review and oversight of the risk management framework, and executive management, through the ongoing formulation of risk management practices and related execution in managing risk. The Board exercises its oversight of risk management primarily through the Risk Committee and Audit Committee with support from the other Board Committees. The Risk Committee is responsible for oversight of our risk governance structure, risk management (operational and market risk) and risk assessment guidelines and policies and our risk appetite. The Audit Committee is responsible for oversight of the quality and integrity of our accounting, internal controls and financial reporting practices, including independent auditor selection, evaluation and review, and oversight of the internal audit function. The Risk Committee and the Audit Committee jointly oversee practices and policies related to cybersecurity and receive regular reports from management throughout the year on cybersecurity and related risks. The Management Development and Compensation Committee is responsible for oversight of risk related to our compensation policies and practices and other human capital matters such as succession and culture. The Nominating/Corporate Governance Committee assists the Board in its oversight of our corporate governance framework and the annual self-evaluation of the Board, and the Corporate Responsibility Committee assists the Board in its oversight of any matters that may present reputational or environmental, social, and governance risk to us. The full Board has overall responsibility for this oversight, and the Corporate Responsibility Committee meets jointly with other Committees from time to time in order to review areas of shared responsibility.
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
To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At March 31, 2025 and December 31, 2024, the weighted average days to maturity was 50 days and 32 days, respectively.
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
At March 31, 2025, we had total financial assets and cash pledged against existing liabilities of $66.8 billion. The weighted average haircut was approximately 3% on repurchase agreements. The quality and character of the Residential Securities that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change at March 31, 2025, compared to the same period in 2024, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the three months ended March 31, 2025.
The following table presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
For the three months ended	(dollars in thousands)
March 31, 2025	$66,724,268	$61,659,460	$2,721,386	$—
December 31, 2024	68,092,016	65,688,923	2,778,970	—
September 30, 2024	67,092,629	64,310,276	3,041,120	—
June 30, 2024	63,043,218	60,787,994	2,322,479	—
March 31, 2024	64,027,388	58,975,232	2,323,485	—
December 31, 2023	61,924,576	62,201,543	1,340,204	—
September 30, 2023	66,020,036	64,693,821	257,097	—
June 30, 2023	64,591,463	61,637,600	600,968	—
March 31, 2023	60,477,833	60,993,018	371,429	—

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Our committed facility warehouse lines provide financing for our MSR portfolio for liquidity purposes. We maintain a conservative approach to these facilities, generally over-collateralizing the lines against margin calls.
The following table provides information on our repurchase agreements and other secured financing by maturity date at March 31, 2025. The weighted average remaining maturity on our repurchase agreements and other secured financing was 56 days at March 31, 2025:

	March 31, 2025
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$20,058,840	4.48%	32.1%
2 to 29 days	3,228,145	4.80%	5.2%
30 to 59 days	15,441,824	4.51%	24.7%
60 to 89 days	21,007,475	4.49%	33.5%
90 to 119 days	115,425	5.34%	0.2%
Over 119 days (1)	2,707,751	6.51%	4.3%
Total	$62,559,460	4.60%	100.0%

(1) Approximately 1% of the total repurchase agreements and other secured financing had a remaining maturity over 1 year.
We also finance our investments in residential mortgage loans through the issuance of securitization transactions sponsored by our wholly-owned subsidiary Onslow Bay Financial LLC (“Onslow Bay”) under the Onslow Bay private-label securitization program. In order to increase financing optionality for our Onslow Bay platform, during the quarter we closed a new warehouse facility and renewed or extended existing facilities.
The following table presents our outstanding debt balances and associated weighted average rates and days to maturity at March 31, 2025:

		Weighted Average Rate
	Principal Balance	As of Period End	For the Quarter	Weighted Average Days to Maturity (1)
	(dollars in thousands)
Repurchase agreements	$61,659,460	4.56%	4.56%	50
Other secured financing	900,000	7.03%	7.02%	474
Debt issued by securitization vehicles (2)	22,535,741	5.42%	5.36%	12,953
Participations issued (2)	1,697,443	7.02%	6.76%	10,871
Total indebtedness	$86,792,644

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
Assets are considered encumbered if pledged as collateral against an existing liability, and therefore are no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets at March 31, 2025:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Encumbered Assets	Unencumbered Assets	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,536,590	$296,938	$1,833,528
Investments, at carrying value (1)
Agency mortgage-backed securities	61,771,278	4,387,652	66,158,930
Credit risk transfer securities	444,706	76,353	521,059
Non-agency mortgage-backed securities	995,953	455,571	1,451,524
Commercial mortgage-backed securities	59,061	—	59,061
Residential mortgage loans (2)	27,797,913	526,923	28,324,836
MSR	2,793,456	479,446	3,272,902
Other assets (3)	—	52,251	52,251
Total financial assets	$95,398,957	$6,275,134	$101,674,091

(1) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported in the Consolidated Statements of Financial Condition.
(2) Includes assets transferred or pledged to securitization vehicles.
(3) Includes commercial real estate investments and interests in certain joint ventures.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is also considered and is subject to certain parameters. The composition is monitored for concentration risk, including in respect of our deposits of our cash and cash equivalents, and asset type. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets at March 31, 2025:

Carrying Value (1)
Liquid assets	(dollars in thousands)
Cash and cash equivalents	$1,833,528
Residential Securities (2)	68,131,448
Commercial mortgage-backed securities	59,061
Residential mortgage loans (3)	3,860,555
Total liquid assets	$73,884,592
Percentage of liquid assets to carrying amount of encumbered and unencumbered financial assets (4)	95.71%
(1) Carrying value approximates the market value of assets. The assets listed in this table include $66.8 billion of assets that have been pledged as collateral against existing liabilities at March 31, 2025. Please refer to the Encumbered and Unencumbered Assets table for related information.
(2) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported in the Consolidated Statements of Financial Condition.
(3) Excludes securitized residential mortgage loans transferred or pledged to consolidated VIEs carried at fair value of $24.5 billion.
(4) Denominator is computed based on the carrying amount of encumbered and unencumbered financial assets, excluding assets transferred or pledged to securitization vehicles, of $24.5 billion.

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
The interest rate sensitivity of our assets and liabilities in the following table at March 31, 2025 could vary substantially based on actual prepayment experience.

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,833,528	$—	$—	$—	$1,833,528
Agency mortgage-backed securities (principal)	2	195	45,190	68,300,118	68,345,505
Residential credit risk transfer securities (principal)	—	4,888	11,576	475,832	492,296
Non-agency mortgage-backed securities (principal)	189,778	173,709	367,831	670,051	1,401,369
Commercial mortgage-backed securities (principal)	29,015	30,000	—	—	59,015
Total securities	218,795	208,792	424,597	69,446,001	70,298,185
Residential mortgage loans (principal)	—	—	—	3,750,068	3,750,068
Total loans	—	—	—	3,750,068	3,750,068
Assets transferred or pledged to securitization vehicles (principal)	—	—	—	25,048,229	25,048,229
Total financial assets - maturity	2,052,323	208,792	424,597	98,244,298	100,930,010
Effect of utilizing reset dates (1)	25,667,506	553,921	459,025	(26,680,452)	—
Total financial assets - interest rate sensitive	$27,719,829	$762,713	$883,622	$71,563,846	$100,930,010
Financial liabilities
Repurchase agreements	$59,736,284	$1,592,994	$330,182	$—	$61,659,460
Debt issued by securitization vehicles (principal)	—	—	—	22,535,741	22,535,741
Participations issued (principal)	—	—	—	1,697,443	1,697,443
U.S. Treasury securities sold, not yet purchased	2,519,125	—	—	—	2,519,125
Total financial liabilities - maturity	62,255,409	1,592,994	330,182	24,233,184	88,411,769
Effect of utilizing reset dates (1)(2)	(50,729,794)	1,505,000	21,270,066	27,954,728	—
Total financial liabilities - interest rate sensitive	$11,525,615	$3,097,994	$21,600,248	$52,187,912	$88,411,769

Maturity gap	$(60,203,086)	$(1,384,202)	$94,415	$74,011,114	$12,518,241

Cumulative maturity gap	$(60,203,086)	$(61,587,288)	$(61,492,873)	$12,518,241

Interest rate sensitivity gap	$16,194,214	$(2,335,281)	$(20,716,626)	$19,375,934	$12,518,241

Cumulative rate sensitivity gap	$16,194,214	$13,858,933	$(6,857,693)	$12,518,241

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
We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The net interest income simulations incorporate the interest expense effect of rate resets on liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. The following table presents estimates at March 31, 2025. Actual results could differ materially from these estimates.

Change in Interest Rate (1)	Estimated Percentage Change in Portfolio Value (2)	Estimated Change as a % on NAV (2)(3)	Projected Percentage Change in Economic Net Interest Income (4)
-75 Basis points	(0.1%)	(0.8%)	1.6%
-50 Basis points	—%	0.1%	1.4%
-25 Basis points	0.1%	0.4%	0.8%
+25 Basis points	(0.1%)	(1.0%)	(1.3%)
+50 Basis points	(0.3%)	(2.4%)	(2.9%)
+75 Basis points	(0.6%)	(4.1%)	(4.8%)
MBS Spread Shock (1)	Estimated Change in Portfolio Market Value (2)	Estimated Change as a % on NAV (2)(3)
-25 Basis points	1.4%	9.8%
-15 Basis points	0.8%	5.9%
-5 Basis points	0.3%	1.9%
+5 Basis points	(0.3%)	(1.9%)
+15 Basis points	(0.8%)	(5.8%)
+25 Basis points	(1.3%)	(9.6%)
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
Our portfolio composition, based on balance sheet values, at March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024
Category
Agency mortgage-backed securities	67.0%	68.6%
Credit risk transfer securities	0.5%	0.8%
Non-agency mortgage-backed securities	1.4%	1.5%
Residential mortgage loans (1)	27.8%	26.0%
Commercial mortgage-backed securities	0.1%	0.1%
Mortgage servicing rights	3.2%	3.0%
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
We also use interest rate swaps and other derivatives that are not centrally cleared to manage interest rate risk. Under these agreements, we pledge securities and cash as collateral or settle variation margin payments as part of a margin arrangement.
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
We monitor our exposure to counterparties across several dimensions including by type of arrangement, collateral type, counterparty type, ratings and geography. Additionally, ALCO has oversight of our counterparty exposure. The following table summarizes our exposure to counterparties by geography at March 31, 2025:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Number of Counterparties	Secured Financing (1)	Interest Rate Swaps at Fair Value	Exposure (2)
Geography	(dollars in thousands)
North America	21	$47,000,106	$(6,719)	$3,912,884
Europe	10	11,344,781	(3,724)	855,791
Asia (non-Japan)	1	497,273	—	18,330
Japan	4	3,717,300	—	392,568
Total	36	$62,559,460	$(10,443)	$5,179,573

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
To date, we have not detected any risks from cybersecurity threats that have materially affected us. However, even though we take steps to employ reasonable cybersecurity defenses, not every cybersecurity incident can be prevented or detected. We also may be held responsible for cybersecurity threats affecting our third party service providers, including servicers and sub-servicers, some of whom have reported breaches in the past. Therefore, while we are not aware of any cybersecurity threats or incidents that are reasonably likely to have a material effect on our business strategy, results of operations, the likelihood and severity of such risks are difficult to predict. For further discussion, please see the risk factors titled “We are highly dependent on information systems and networks, many of which are operated by third parties” and “Cyberattacks or other information security breaches of our Company’s, service providers’ or counterparties’ systems or network affect our business, reputation and financial condition” in Part I, Item 1A. “Risk Factors” of our most recent Annual Report on Form 10-K and in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.

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
There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2025, we were not party to any pending material legal proceedings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2025, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding common shares through December 31, 2029 (the “Current Common Stock Repurchase Program”). No shares were repurchased with respect to this share repurchase program during the quarter ended March 31, 2025. As of March 31, 2025, the maximum dollar value of shares that may yet be repurchased under this program was $1.5 billion.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2025, no director or officer of the Company adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K, except as set forth below:

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Duration of 10b5-1 Trading Arrangements	Aggregate Number of Securities to be Purchased or Sold
Steven F. Campbell, President and Chief Operating Officer	February 5, 2025	May 13, 2025 - June 17, 2025	44,374
		August 4, 2025 - September 17, 2025
Serena Wolfe, Chief Financial Officer	February 6, 2025	May 13, 2025 - June 17, 2025	25,386
		August 4, 2025 - September 17, 2025

Current At-The-Market Sales Program

On May 8, 2025, we entered into separate Distribution Agency Agreements (collectively, the “Sales Agreements”) with each of Barclays Capital Inc., BNP Paribas Securities Corp., BofA Securities, Inc., BTIG, LLC, Citizens JMP Securities, LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., Morgan Stanley & Co., LLC, Piper Sandler & Co., RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC (the “Sales Agents”), which terminated and replaced the Prior Sales Agreements. Under the terms of the Sales Agreements, we may offer and sell shares of our common stock, having an aggregate offering price of up to $2.0 billion (the “Shares”), from time to time through any of the Sales Agents.

Pursuant to the Sales Agreements, the Shares may be offered and sold through the Sales Agents in transactions deemed to be “at-the-market” offerings as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Under the Sales Agreements, each Sales Agent (at the Company’s election) will use commercially reasonable efforts consistent with its normal sales and trading practices to sell the Shares as directed by the Company. Under the Sales Agreements, the Company will pay each of the Sales Agents a commission that will not exceed, but may be lower than, 1.25% of the gross sales price per share of Shares sold through it. The Sales Agreements contain customary representations, warranties and agreements of the Company, and customary conditions to completing future sale transactions, indemnification rights and obligations of the parties and termination provisions.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

Shares sold under the Sales Agreements, if any, will be issued pursuant to the Company’s automatic shelf registration statement on Form S-3 (No. 333-282261), including the prospectus, dated September 20, 2024, and the prospectus supplement, dated May 8, 2025, as the same may be amended or supplemented.

The foregoing description of the Sales Agreements is not complete and is qualified in its entirety by reference to the entire Sales Agreements, copies of which are attached hereto as Exhibits 1.1 through 1.13, inclusive, and which are incorporated herein by reference. A copy of the opinion of Venable LLP relating to the legality of the issuance and sale of the Shares is attached hereto as Exhibit 5.1.

ITEM 6. EXHIBITS

Exhibits:

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

Exhibit Number	Exhibit Description

1.1	Distribution Agency Agreement, dated May 8, 2025, by and among Annaly Capital Management, Inc. and Barclays Capital Inc. †
1.2	Distribution Agency Agreement, dated May 8, 2025, by and among Annaly Capital Management, Inc. and BNP Paribas Securities Corp. †
1.3	Distribution Agency Agreement, dated May 8, 2025, by and among Annaly Capital Management, Inc. and BofA Securities, Inc. †
1.4	Distribution Agency Agreement, dated May 8, 2025, by and among Annaly Capital Management, Inc. and BTIG, LLC. †
1.5	Distribution Agency Agreement, dated May 8, 2025, by and among Annaly Capital Management, Inc. and Citizens JMP Securities, LLC. †
1.6	Distribution Agency Agreement, dated May 8, 2025, by and among Annaly Capital Management, Inc. and Goldman Sachs & Co. LLC. †
1.7	Distribution Agency Agreement, dated May 8, 2025, by and among Annaly Capital Management, Inc. and J.P. Morgan Securities LLC. †
1.8	Distribution Agency Agreement, dated May 8, 2025, by and among Annaly Capital Management, Inc. and Keefe, Bruyette & Woods, Inc. †
1.9	Distribution Agency Agreement, dated May 8, 2025, by and among Annaly Capital Management, Inc. and Morgan Stanley & Co. LLC. †
1.10	Distribution Agency Agreement, dated May 8, 2025, by and among Annaly Capital Management, Inc. and Piper Sandler & Co. †
1.11	Distribution Agency Agreement, dated May 8, 2025, by and among Annaly Capital Management, Inc. and RBC Capital Markets, LLC. †
1.12	Distribution Agency Agreement, dated May 8, 2025, by and among Annaly Capital Management, Inc. and UBS Securities LLC. †

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

1.13	Distribution Agency Agreement, dated May 8, 2025, by and among Annaly Capital Management, Inc. and Wells Fargo Securities, LLC. †
5.1	Opinion of Venable LLP. †
23.1	Consent of Venable LLP (included in Exhibit 5.1) †
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
The instance document does not appear in the interactive data file because its Extensible Business Reporting Language (XBRL) tags are embedded within the Inline XBRL document. The following documents are formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition at March 31, 2025 (Unaudited) and December 31, 2024 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2024); (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three months ended March 31, 2025 and 2024; (iii) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2025 and 2024; (iv) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2025 and 2024; and (v) Notes to Consolidated Financial Statements (Unaudited).

101.SCH XBRL	Taxonomy Extension Schema Document †
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document †
101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created †
101.LAB XBRL	Taxonomy Extension Label Linkbase Document †
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document †
104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (formatted in Inline XBRL and contained in Exhibit 101).
† Submitted electronically herewith.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNALY CAPITAL MANAGEMENT, INC.

Dated:	May 8, 2025	By: /s/ David L. Finkelstein
David L. Finkelstein
Chief Executive Officer, Co-Chief Investment Officer and Director (Principal Executive Officer)

Dated:	May 8, 2025	By: /s/ Serena Wolfe
Serena Wolfe
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-1