Form 10-Q
period 2025-06-30
ANNALY CAPITAL MANAGEMENT INC
filed 2025-07-30
CIK 1043219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  June 30, 2025
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

The number of shares of the registrant’s Common Stock outstanding on July 25, 2025 was 642,076,127.

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

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	Page
Item 1. Financial Statements	1
Consolidated Statements of Financial Condition at June 30, 2025 (Unaudited) and December 31, 2024 (Derived from the audited consolidated financial statements at December 31, 2024)	1
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and six months ended June 30, 2025 and 2024	2
Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2025 and 2024	3
Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2025 and 2024	4
Notes to Consolidated Financial Statements (Unaudited)	5
Note 1. Description of Business	5
Note 2. Basis of Presentation	5
Note 3. Significant Accounting Policies	5
Note 4. Financial Instruments	8
Note 5. Securities	8
Note 6. Loans	12
Note 7. Mortgage Servicing Rights	14
Note 8. Variable Interest Entities	14
Note 9. Derivative Instruments	16
Note 10. Fair Value Measurements	20
Note 11. Intangible Assets	23
Note 12. Secured Financing	24
Note 13. Capital Stock	25
Note 14. Interest Income and Interest Expense	27
Note 15. Net Income (Loss) per Common Share	28
Note 16. Income Taxes	28
Note 17. Segments	30
Note 18. Risk Management	33
Note 19. Lease Commitments and Contingencies	34
Note 20. Subsequent Events	35
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Special Note Regarding Forward-Looking Statements	36
Overview	38
Business Environment	38
Results of Operations	40
Financial Condition	53
Capital Management	56
Risk Management	59
Critical Accounting Estimates	68
Glossary of Terms	71
Item 3. Quantitative and Qualitative Disclosures about Market Risk	80
Item 4. Controls and Procedures	80
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	81
Item 1A. Risk Factors	81
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	81
Item 5. Other Information	81
Item 6. Exhibits	81
SIGNATURES	II-1

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands, except per share data)
	June 30,	December 31,
	2025	2024 (1)
	(Unaudited)
Assets
Cash and cash equivalents (includes pledged assets of $1,791,768 and $1,202,880, respectively) (2)	$2,058,845	$1,488,027
Securities (includes pledged assets of $68,247,105 and $67,692,062, respectively) (3)	73,500,626	69,756,447
Loans, net (includes pledged assets of $3,524,255 and $2,754,028, respectively) (4)	3,722,272	3,546,902
Mortgage servicing rights (includes pledged assets of $3,245,125 and $2,460,252, respectively)	3,281,190	2,909,134
Assets transferred or pledged to securitization vehicles	27,021,790	21,973,188
Derivative assets	149,690	225,351
Receivable for unsettled trades	1,134,896	2,201,447
Principal and interest receivable	830,535	1,069,038
Intangible assets, net	8,071	9,416
Other assets	433,977	377,434
Total assets	$112,141,892	$103,556,384
Liabilities and stockholders’ equity
Liabilities
Repurchase agreements	$66,541,378	$65,688,923
Other secured financing	1,025,000	750,000
Debt issued by securitization vehicles	24,107,249	19,540,678
Participations issued	1,556,900	1,154,816
U.S. Treasury securities sold, not yet purchased	2,528,167	2,470,629
Derivative liabilities	425,993	59,586
Payable for unsettled trades	1,538,526	308,282
Interest payable	256,245	268,317
Dividends payable	449,453	375,932
Other liabilities	238,618	242,269
Total liabilities	98,667,529	90,859,432
Stockholders’ equity
Preferred stock, par value $0.01 per share, 63,500,000 authorized, issued and outstanding	1,536,569	1,536,569
Common stock, par value $0.01 per share, 1,468,250,000 authorized, 642,076,127 and 578,357,118 issued and outstanding, respectively	6,421	5,784
Additional paid-in capital	26,520,657	25,257,716
Accumulated other comprehensive income (loss)	(740,046)	(1,017,682)
Accumulated deficit	(13,942,302)	(13,173,146)
Total stockholders’ equity	13,381,299	12,609,241
Noncontrolling interests	93,064	87,711
Total equity	13,474,363	12,696,952
Total liabilities and equity	$112,141,892	$103,556,384

(1)Derived from the audited consolidated financial statements at December 31, 2024.
(2)Includes cash of consolidated Variable Interest Entities (“VIEs”) of $3.6 million and $2.8 million at June 30, 2025 and December 31, 2024, respectively.
(3)Excludes $2.6 billion and $2.2 billion at June 30, 2025 and December 31, 2024, respectively, of non-Agency mortgage-backed securities in consolidated VIEs pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.

(4)Includes $0.2 million and $10.0 million of residential mortgage loans held for sale at June 30, 2025 and December 31, 2024, respectively.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in thousands, except per share data) (Unaudited)
	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2025	2024	2025	2024
Net interest income
Interest income	$1,418,893	$1,177,325	$2,736,001	$2,271,813
Interest expense	1,145,693	1,123,767	2,242,830	2,224,706
Net interest income	273,200	53,558	493,171	47,107
Net servicing income
Servicing and related income	141,670	120,515	282,105	235,599
Servicing and related expense	14,571	12,617	28,684	24,833
Net servicing income	127,099	107,898	253,421	210,766
Other income (loss)
Net gains (losses) on investments and other	83,503	(568,745)	894,315	(1,562,872)
Net gains (losses) on derivatives	(388,785)	430,487	(1,366,652)	1,807,631
Other, net	15,812	24,791	23,210	48,158
Total other income (loss)	(289,470)	(113,467)	(449,127)	292,917
General and administrative expenses
Compensation expense	36,583	33,274	73,880	61,995
Other general and administrative expenses	13,435	11,617	24,202	21,466
Total general and administrative expenses	50,018	44,891	98,082	83,461
Income (loss) before income taxes	60,811	3,098	199,383	467,329
Income taxes	440	11,931	8,707	10,988
Net income (loss)	60,371	(8,833)	190,676	456,341
Net income (loss) attributable to noncontrolling interests	3,272	650	9,353	2,932
Net income (loss) attributable to Annaly	57,099	(9,483)	181,323	453,409
Dividends on preferred stock	37,260	37,158	74,417	74,219
Net income (loss) available (related) to common stockholders	$19,839	$(46,641)	$106,906	$379,190
Net income (loss) per share available (related) to common stockholders
Basic	$0.03	$(0.09)	$0.18	$0.76
Diluted	$0.03	$(0.09)	$0.18	$0.76
Weighted average number of common shares outstanding
Basic	620,208,712	500,950,563	603,770,531	500,781,701
Diluted	621,103,218	500,950,563	604,882,295	501,415,515
Other comprehensive income (loss)
Net income (loss)	$60,371	$(8,833)	$190,676	$456,341
Unrealized gains (losses) on available-for-sale securities	33,559	(54,243)	198,436	(336,112)
Reclassification adjustment for net (gains) losses included in net income (loss)	13,797	179,234	79,200	514,585
Other comprehensive income (loss)	47,356	124,991	277,636	178,473
Comprehensive income (loss)	107,727	116,158	468,312	634,814
Comprehensive income (loss) attributable to noncontrolling interests	3,272	650	9,353	2,932
Comprehensive income (loss) attributable to Annaly	104,455	115,508	458,959	631,882
Dividends on preferred stock	37,260	37,158	74,417	74,219
Comprehensive income (loss) attributable to common stockholders	$67,195	$78,350	$384,542	$557,663

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars in thousands, except per share data) (Unaudited)
	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2025	2024	2025	2024
Preferred stock
Beginning of period	$1,536,569	$1,536,569	$1,536,569	$1,536,569
End of period	$1,536,569	$1,536,569	$1,536,569	$1,536,569
Common stock
Beginning of period	$6,023	$5,004	$5,784	$5,001
Issuance	398	6	631	6
Stock-based award activity	—	—	6	3
End of period	$6,421	$5,010	$6,421	$5,010
Additional paid-in capital
Beginning of period	$25,749,468	$23,673,687	$25,257,716	$23,672,391
Issuance	760,383	10,941	1,255,657	10,893
Stock-based award activity	10,806	10,035	7,284	11,379
End of period	$26,520,657	$23,694,663	$26,520,657	$23,694,663
Accumulated other comprehensive income (loss)
Beginning of period	$(787,402)	$(1,281,918)	$(1,017,682)	$(1,335,400)
Unrealized gains (losses) on available-for-sale securities	33,559	(54,243)	198,436	(336,112)
Reclassification adjustment for net (gains) losses included in net income (loss)	13,797	179,234	79,200	514,585
End of period	$(740,046)	$(1,156,927)	$(740,046)	$(1,156,927)
Accumulated deficit
Beginning of period	$(13,509,942)	$(12,523,809)	$(13,173,146)	$(12,622,768)
Net income (loss) attributable to Annaly	57,099	(9,483)	181,323	453,409
Dividends declared on preferred stock (1)	(37,260)	(37,158)	(74,417)	(74,219)
Dividends and dividend equivalents declared on common stock and stock-based awards (1)	(452,199)	(327,741)	(876,062)	(654,613)
End of period	$(13,942,302)	$(12,898,191)	$(13,942,302)	$(12,898,191)
Total stockholder’s equity	$13,381,299	$11,181,124	$13,381,299	$11,181,124
Noncontrolling interests
Beginning of period	$89,792	$86,580	$87,711	$89,298
Net income (loss) attributable to noncontrolling interests	3,272	650	9,353	2,932
Equity contributions from (distributions to) noncontrolling interests	—	(5,450)	(4,000)	(10,450)
End of period	$93,064	$81,780	$93,064	$81,780
Total equity	$13,474,363	$11,262,904	$13,474,363	$11,262,904

(1) Refer to the “Capital Stock” Note for dividends per share for each class of shares.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands) (Unaudited)
	For The Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$190,676	$456,341
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of premiums and discounts of investments, net	118,013	40,216
Amortization of securitized debt premiums and discounts and deferred financing costs	(9,664)	5,238
Depreciation, amortization and other noncash expenses	18,296	16,134
Net (gains) losses on investments and derivatives	849,532	383,762
Income (loss) from unconsolidated joint ventures	3,527	(2,617)
Payments on purchases of loans held for sale	(104,589)	(20,225)
Proceeds from sales and repayments of loans held for sale	114,239	17,368
Proceeds from U.S. Treasury securities	2,465,677	4,039,385
Payments on U.S. Treasury securities	(2,486,009)	(4,118,083)
Net receipts (payments) on derivatives	(1,318,990)	963,260
Net change in
Other assets	(37,252)	(7,208)
Interest receivable	237,038	305,552
Interest payable	(12,072)	81,169
Other liabilities	(3,948)	14,670
Net cash provided by (used in) operating activities	24,474	2,174,962
Cash flows from investing activities
Payments on purchases of securities	(13,560,454)	(16,710,894)
Proceeds from sales of securities	9,488,533	14,936,642
Principal payments on securities	3,819,405	3,050,093
Payments on purchases and origination of loans	(7,952,371)	(5,978,114)
Proceeds from sales of loans	816,887	92,637
Principal payments on loans	2,157,581	928,297
Payments on purchases of MSR	(425,968)	(636,658)
Proceeds from sales of MSR	1,871	1,068
Proceeds from reverse repurchase agreements	336,792,414	295,838,237
Payments on reverse repurchase agreements	(336,792,414)	(295,838,237)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	4,913	11,189
Net cash provided by (used in) investing activities	(5,649,603)	(4,305,740)
Cash flows from financing activities
Proceeds from repurchase agreements and other secured financing	3,200,666,313	2,731,104,468
Payments on repurchase agreements and other secured financing	(3,199,538,563)	(2,732,418,011)
Proceeds from issuances of securitized debt	6,303,865	5,158,091
Principal payments on securitized debt	(1,958,111)	(844,020)
Payments on purchases of securitized debt	(4,350)	—
Payment of deferred financing cost	(10,305)	(1,331)
Proceeds from participations issued	3,472,780	2,279,391
Payments on repurchases of participations issued	(3,059,003)	(2,214,696)
Principal payments on participations issued	(42,829)	(27,729)
Net contributions (distributions) from (to) noncontrolling interests	(4,000)	(10,450)
Net proceeds from stock offerings, direct purchases and dividend reinvestments	1,256,288	10,899
Settlement of stock-based awards in satisfaction of withholding tax requirements	(13,936)	(6,157)
Dividends paid	(872,202)	(724,717)
Net cash provided by (used in) financing activities	6,195,947	2,305,738
Net (decrease) increase in cash and cash equivalents	570,818	174,960
Cash and cash equivalents including cash pledged as collateral, beginning of period	1,488,027	1,412,148
Cash and cash equivalents including cash pledged as collateral, end of period	$2,058,845	$1,587,108
Supplemental disclosure of cash flow information
Interest received	$2,009,100	$1,823,472
Interest paid (excluding interest paid on interest rate swaps)	$1,669,958	$1,805,416
Net interest received (paid) on interest rate swaps	$725,621	$1,087,460
Taxes received (paid)	$(203)	$(657)
Noncash investing and financing activities
Receivable for unsettled trades	$1,134,896	$320,659
Payable for unsettled trades	$1,538,526	$1,096,271
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$277,636	$178,473
Dividends declared, not yet paid	$449,453	$325,662

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
Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations is carried at cost, which approximates fair value. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled $1.8 billion and $1.2 billion at June 30, 2025 and December 31, 2024, respectively.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

4. FINANCIAL INSTRUMENTS

The following table presents characteristics for certain of the Company’s financial instruments at June 30, 2025 and December 31, 2024.

Financial Instruments (1)
Balance Sheet Line Item	Type / Form	Measurement Basis	June 30, 2025	December 31, 2024
	Assets	(dollars in thousands)
Securities	Agency mortgage-backed securities (2)	Fair value, with unrealized gains (losses) through other comprehensive income	$7,402,350	$8,234,911
Securities	Agency mortgage-backed securities (3)	Fair value, with unrealized gains (losses) through earnings	64,354,288	59,199,157
Securities	Residential credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	414,047	754,915
Securities	Non-agency mortgage-backed securities	Fair value, with unrealized gains (losses) through earnings	1,329,941	1,493,186
Securities	Commercial real estate debt investments - CMBS	Fair value, with unrealized gains (losses) through earnings	—	74,278
Total securities			73,500,626	69,756,447
Loans, net	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	3,722,272	3,546,902
Assets transferred or pledged to securitization vehicles	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	27,021,790	21,973,188
	Liabilities
Repurchase agreements	Repurchase agreements	Amortized cost	$66,541,378	$65,688,923
Other secured financing	Loans	Amortized cost	1,025,000	750,000
Debt issued by securitization vehicles	Securities	Fair value, with unrealized gains (losses) through earnings	24,107,249	19,540,678
Participations issued	Participations issued	Fair value, with unrealized gains (losses) through earnings	1,556,900	1,154,816
U.S. Treasury securities sold, not yet purchased	Securities	Fair value, with unrealized gains (losses) through earnings	2,528,167	2,470,629
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
Available-for-sale debt securities are carried at fair value, with changes in fair value recognized in other comprehensive income, unless the fair value option is elected in which case changes in fair value are recognized in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss). Effective July 1, 2022, the Company elected the fair value option for any newly purchased Agency mortgage-backed securities in order to simplify the accounting for these securities. During the three and six months ended June 30, 2025, $113.1 million and $1.0 billion, respectively, of unrealized gains (losses) on the Agency mortgage-backed securities, for which the fair value option was elected, were reported in Net gains (losses) on investments and other in the Company's Consolidated Statements of Comprehensive Income (Loss). During the three and six months ended June 30, 2024, ($274.9) million and ($948.9) million, respectively, of unrealized gains (losses) on the Agency mortgage-backed securities, for which the fair value option was elected, were reported in Net gains (losses) on investments and other in the Company's Consolidated Statements of Comprehensive Income (Loss). Agency mortgage-backed securities purchased prior to July 1, 2022, are still classified as available-for-sale with changes in fair value recognized in other comprehensive income. The Company has also elected the fair value option for CRT securities, interest only securities, Non-Agency and commercial mortgage-backed securities in order to simplify the accounting. Transactions for regular-way securities are recorded on trade date, including to-be-announced (“TBA”) securities that meet the regular-way securities scope exception from derivative accounting. Gains and losses on disposals of securities are recorded on trade date based on the specific identification method.

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
Non-Agency Mortgage-Backed Securities - The Company invests in non-Agency mortgage-backed securities such as those issued in prime loan, prime jumbo loan, non-qualified mortgage loan (“Non-QM”), small balance commercial loan (“SBC”), non-performing loan (“NPL”), re-performing loan (“RPL”) and residential transition loan (“RTL”) securitizations.
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
The following table represents a rollforward of the activity for the Company’s securities for the six months ended June 30, 2025:

	Agency Securities	Residential Credit Securities	Commercial Securities	Total
	(dollars in thousands)
Beginning balance January 1, 2025	$67,434,068	$2,248,101	$74,278	$69,756,447
Purchases	14,488,441	303,780	—	14,792,221
Sales	(8,141,852)	(314,442)	(41,814)	(8,498,108)
Principal paydowns	(3,304,684)	(479,193)	(32,451)	(3,816,328)
(Amortization) / accretion	(82,302)	(3,249)	(80)	(85,631)
Fair value adjustment	1,362,967	(11,009)	67	1,352,025
Ending balance June 30, 2025	$71,756,638	$1,743,988	$—	$73,500,626

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following tables present the Company’s securities portfolio that were carried at their fair value at June 30, 2025 and December 31, 2024:

	June 30, 2025
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$67,147,092	$1,278,878	$(1,262,508)	$67,163,462	$402,772	$(1,347,384)	$66,218,850
Adjustable-rate pass-through	129,886	8,796	(37)	138,645	1,823	(6,326)	134,142
CMO	2,989	14	—	3,003	—	(161)	2,842
Interest-only	4,335,356	598,234	—	598,234	40,821	(92,842)	546,213
Multifamily(1)	31,734,605	556,190	(10,139)	4,816,031	50,760	(36,497)	4,830,294
Reverse mortgages	23,332	2,066	—	25,398	—	(1,101)	24,297
Total agency securities	$103,373,260	$2,444,178	$(1,272,684)	$72,744,773	$496,176	$(1,484,311)	$71,756,638
Residential credit
Credit risk transfer	$391,979	$1,226	$(3,236)	$389,969	$24,123	$(45)	$414,047
Non-QM	222,058	34	(2,184)	219,908	3,488	(8,183)	215,213
Prime (2)	2,342,031	32,270	(10,086)	101,380	3,484	(773)	104,091
SBC	207,735	12	(10,864)	196,883	5,183	(7,029)	195,037
NPL/RPL	501,340	3,412	(22,290)	482,462	4,726	(1,934)	485,254
RTL	170,150	7	(574)	169,583	1,112	(48)	170,647
Prime jumbo (>=2010 vintage) (3)	10,490,450	83,224	(30,904)	146,558	17,248	(4,107)	159,699
Total residential credit securities	$14,325,743	$120,185	$(80,138)	$1,706,743	$59,364	$(22,119)	$1,743,988
Total residential securities	$117,699,003	$2,564,363	$(1,352,822)	$74,451,516	$555,540	$(1,506,430)	$73,500,626
Commercial
Commercial securities	$—	$—	$—	$—	$—	$—	$—
Total securities	$117,699,003	$2,564,363	$(1,352,822)	$74,451,516	$555,540	$(1,506,430)	$73,500,626

	December 31, 2024
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$65,010,762	$1,329,117	$(1,178,444)	$65,161,435	$130,742	$(2,242,503)	$63,049,674
Adjustable-rate pass-through	157,123	11,936	(42)	169,017	2,216	(8,995)	162,238
CMO	87,467	1,459	—	88,926	—	(15,242)	73,684
Interest-only	3,437,570	493,803	—	493,803	14,843	(127,914)	380,732
Multifamily (1)	26,216,351	514,726	(11,830)	3,844,575	7,644	(110,454)	3,741,765
Reverse mortgages	24,916	2,499	—	27,415	—	(1,440)	25,975
Total agency investments	$94,934,189	$2,353,540	$(1,190,316)	$69,785,171	$155,445	$(2,506,548)	$67,434,068
Residential credit
Credit risk transfer	$707,169	$1,608	$(3,581)	$705,196	$49,819	$(100)	$754,915
Non-QM	172,368	35	(1,724)	170,679	2,694	(8,481)	164,892
Prime (2)	1,881,111	27,484	(10,416)	100,039	2,857	(779)	102,117
SBC	253,045	12	(11,624)	241,433	3,632	(11,493)	233,572
NPL/RPL	702,720	4,540	(21,897)	685,363	3,168	(6,091)	682,440
RTL	151,100	—	(134)	150,966	1,030	(144)	151,852
Prime jumbo (>=2010 vintage) (3)	10,334,669	84,431	(30,385)	146,285	17,072	(5,044)	158,313
Total residential credit securities	$14,202,182	$118,110	$(79,761)	$2,199,961	$80,272	$(32,132)	$2,248,101
Total residential securities	$109,136,371	$2,471,650	$(1,270,077)	$71,985,132	$235,717	$(2,538,680)	$69,682,169
Commercial
Commercial securities	$74,151	$193	$—	$74,344	$38	$(104)	$74,278
Total securities	$109,210,522	$2,471,843	$(1,270,077)	$72,059,476	$235,755	$(2,538,784)	$69,756,447

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

(1) Principal/Notional amount includes $27.5 billion and $22.9 billion of Agency Multifamily interest-only securities as of June 30, 2025 and December 31, 2024, respectively.
(2) Principal/Notional amount includes $2.3 billion and $1.8 billion of Prime interest-only securities as of June 30, 2025 and December 31, 2024, respectively.
(3) Principal/Notional amount includes $10.4 billion and $10.2 billion of Prime Jumbo interest-only securities as of June 30, 2025 and December 31, 2024, respectively.

The following table presents the Company’s Agency mortgage-backed securities portfolio by issuing Agency at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Investment Type	(dollars in thousands)
Fannie Mae	$67,546,692	$63,211,517
Freddie Mac	4,048,152	4,115,085
Ginnie Mae	161,794	107,466
Total	$71,756,638	$67,434,068

Actual maturities of the Company’s Residential Securities are generally shorter than stated contractual maturities because actual maturities of the portfolio are affected by periodic payments and prepayments of principal on the underlying mortgages.
The following table summarizes the Company’s Residential Securities at June 30, 2025 and December 31, 2024, according to their estimated weighted average life classifications:

	June 30, 2025		December 31, 2024
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Estimated weighted average life	(dollars in thousands)
Less than one year	$276,164	$275,153	$407,856	$408,090
Greater than one year through five years	1,609,276	1,602,006	1,308,898	1,325,093
Greater than five years through ten years	68,974,533	69,937,694	66,027,670	68,242,391
Greater than ten years	2,640,653	2,636,663	1,937,745	2,009,558
Total	$73,500,626	$74,451,516	$69,682,169	$71,985,132

The estimated weighted average lives of the Residential Securities at June 30, 2025 and December 31, 2024 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Residential Securities could be longer or shorter than projected.
The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities, accounted for as available-for-sale where the fair value option has not been elected, by length of time that such securities have been in a continuous unrealized loss position at June 30, 2025 and December 31, 2024.

	June 30, 2025			December 31, 2024
	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)
	(dollars in thousands)
Less than 12 months	$26,354	$(382)	5	$49,820	$(1,477)	34
12 Months or more	7,241,266	(744,563)	1,296	8,054,162	(1,020,427)	1,377
Total	$7,267,620	$(744,945)	1,301	$8,103,982	$(1,021,904)	1,411

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
During the three and six months ended June 30, 2025, the Company disposed of $3.3 billion and $8.5 billion amortized cost basis of Residential Securities, respectively. During the three and six months ended June 30, 2024, the Company disposed of $5.2 billion and $13.3 billion amortized cost basis of Residential Securities, respectively. The following table presents the Company’s net gains (losses) from the disposal of Residential Securities for the three and six months ended June 30, 2025 and 2024, which is included in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss).

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)
For the three months ended	(dollars in thousands)
June 30, 2025	$9,230	$(34,988)	$(25,758)
June 30, 2024	$7,302	$(382,254)	$(374,952)
For the six months ended
June 30, 2025	$74,110	$(154,474)	$(80,364)
June 30, 2024	$40,226	$(853,425)	$(813,199)

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
Excluding loans transferred or pledged to securitization vehicles, as of June 30, 2025 and December 31, 2024, the Company had $3.7 billion and $3.5 billion, respectively, of loans for which the fair value option was elected. If the Company intends to sell or securitize the loans and the securitization vehicle is not expected to be consolidated, the loans are classified as held for sale. Any origination fees and costs or purchase premiums or discounts are deferred and recognized upon sale. The Company determines the fair value of loans held for sale on an individual loan basis. The carrying value of the Company’s residential loans held for sale was $0.2 million and $10.0 million at June 30, 2025 and December 31, 2024, respectively.
The following table presents the activity of the Company’s loan investments, excluding loans transferred or pledged to securitization vehicles, for the six months ended June 30, 2025:

Residential Loans
(dollars in thousands)
Beginning balance January 1, 2025	$3,546,902
Purchases / originations	8,073,294
Sales and transfers (1)	(7,798,003)
Principal payments	(129,271)
Gains / (losses)	39,685
(Amortization) / accretion	(10,335)
Ending balance June 30, 2025	$3,722,272

(1) Includes transfer of residential loans to securitization vehicles with a carrying value of $7.0 billion during the six months ended June 30, 2025.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
related seller, pursuant to the terms of our mortgage loan purchase agreement, must deliver to the custodian, the mortgage loan documents including the mortgage note, the mortgage and other related loan documents. In addition, a complete credit file for the related mortgage and borrower must be delivered to the subsidiary prior to the date of purchase.

The following table presents the fair value and the unpaid principal balances of the residential mortgage loan portfolio, including loans transferred or pledged to securitization vehicles, at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(dollars in thousands)
Fair value	$30,744,062	$25,520,090
Unpaid principal balance	$31,071,459	$26,297,725

The following table provides information regarding the line items and amounts recognized in the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2025 and 2024 for these investments:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(dollars in thousands)
Interest income	$467,959	$301,820	$894,014	$553,836
Net gains (losses) on disposal of investments (1)	(14,315)	(1,228)	(24,308)	(3,344)
Net unrealized gains (losses) on instruments measured at fair value through earnings (1)	94,051	(3,913)	334,881	(88,698)
Total included in net income (loss)	$547,695	$296,679	$1,204,587	$461,794

(1) These amounts are presented in the line item Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (loss).
The following table provides the geographic concentrations based on the unpaid principal balances at June 30, 2025 and December 31, 2024 for the residential mortgage loans, including loans transferred or pledged to securitization vehicles:

Geographic Concentrations of Residential Mortgage Loans
June 30, 2025		December 31, 2024
Property location	% of Balance	Property location	% of Balance
California	40.1%	California	39.5%
New York	11.2%	New York	10.9%
Florida	9.5%	Florida	10.1%
Texas	5.4%	Texas	5.4%
All other (none individually greater than 5%)	33.8%	All other (none individually greater than 5%)	34.1%
Total	100.0%		100.0%

The following table provides additional data on the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, at June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Portfolio Range	Portfolio Weighted Average	Portfolio Range	Portfolio Weighted Average
	(dollars in thousands)
Unpaid principal balance	$1 - $4,396	$466	$1 - $4,396	$471
Interest rate	2.00% - 18.00%	6.61%	2.00% - 18.00%	6.43%
Maturity	9/1/2029 - 7/1/2065	7/8/2053	7/1/2029 - 12/1/2064	2/3/2053
FICO score at loan origination	549 - 850	759	549 - 850	758
Loan-to-value ratio at loan origination	1% - 100%	68%	2% - 100%	68%
At June 30, 2025 and December 31, 2024, approximately 14% and 16%, respectively, of the carrying value of the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, were adjustable-rate.

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
The following table presents activity related to MSR for the three and six months ended June 30, 2025 and 2024:

Mortgage Servicing Rights	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(dollars in thousands)
Fair value, beginning of period	$3,272,902	$2,651,279	$2,909,134	$2,122,196
Purchases (1)	39,369	120,896	436,031	636,627
Sales	—	(1,068)	—	(1,068)
Change in fair value due to:
Changes in valuation inputs or assumptions (2)	28,464	59,902	41,232	106,038
Other changes, including realization of expected cash flows	(59,545)	(45,395)	(105,207)	(78,179)
Fair value, end of period	$3,281,190	$2,785,614	$3,281,190	$2,785,614

(1) Includes adjustments to original purchase price from early payoffs, defaults, or loans that were delivered but were deemed to not be acceptable.
(2) Principally represents changes in discount rates and prepayment speed inputs used in valuation model, primarily due to changes in interest rates.

8. VARIABLE INTEREST ENTITIES

The Company’s exposure to the obligations of its VIEs is generally limited to the Company’s investment in the VIEs of $2.7 billion at June 30, 2025. Assets of the VIEs may only be used to settle obligations of the VIEs. Creditors of the VIEs have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the VIEs. No gains or losses were recognized upon consolidation of existing VIEs. Interest income and expense are recognized using the effective interest method.
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
OBX Trusts
Residential securitizations are issued by entities generally referred to collectively as the “OBX Trusts.” These securitizations represent financing transactions that provide non-recourse financing to the Company and are collateralized by residential mortgage loans purchased by the Company. Residential securitizations closed as of June 30, 2025 are included in the following table:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Securitization	Date of Closing	Face Value at Closing
		(dollars in thousands)
OBX 2025-NQM1	January 2025	$618,433
OBX 2025-NQM2	February 2025	$719,218
OBX 2025-NQM3	February 2025	$577,442
OBX 2025-NQM4	March 2025	$625,807
OBX 2025-HE1	March 2025	$216,455
OBX 2025-NQM5	March 2025	$334,879
OBX 2025-NQM6	April 2025	$553,236
OBX 2025-NQM7	April 2025	$572,441
OBX 2025-J1	May 2025	$325,702
OBX 2025-NQM8	May 2025	$595,560
OBX 2025-NQM9	May 2025	$275,711
OBX 2025-NQM10	June 2025	$623,602
OBX 2025-NQM11	June 2025	$650,072
As of June 30, 2025 and December 31, 2024, a total carrying value of $24.1 billion and $19.5 billion, respectively, of bonds were held by third parties and the Company retained $2.7 billion and $2.3 billion, respectively, of MBS, which were eliminated in consolidation. The Company is deemed to be the primary beneficiary and consolidates the OBX Trusts because it has power to direct the activities that most significantly impact the OBX Trusts’ performance and holds a variable interest that could be potentially significant to these VIEs. Effective August 1, 2022, upon initial consolidation of new securitization entities, the Company elected to apply the measurement alternative for consolidated collateralized financing entities in order to simplify the accounting and valuation processes. The liabilities of these securitization entities are deemed to be more observable and are used to measure the fair value of the assets.
The Company incurred $5.7 million and $5.3 million of costs during the three months ended June 30, 2025 and 2024, respectively, and $12.5 million and $9.1 million of costs during the six months ended June 30, 2025 and 2024, respectively, in connection with these securitizations that were expensed as incurred. The contractual principal amount of the OBX Trusts’ debt held by third parties was $24.7 billion and $20.5 billion at June 30, 2025 and December 31, 2024, respectively. During the three months ended June 30, 2025 and 2024, the Company recorded ($59.1) million and $4.8 million, respectively, and ($230.0) million and $90.8 million during the six months ended June 30, 2025 and 2024, respectively, of unrealized gains (losses) on debt held by third parties issued by OBX Trusts, which is reported in Net gains (losses) on investments and other in the Company's Consolidated Statements of Comprehensive Income (Loss).
Although the residential mortgage loans have been sold for bankruptcy and state law purposes, the transfers of the residential mortgage loans to the OBX Trusts did not qualify for sale accounting and are reflected as intercompany secured borrowings that are eliminated upon consolidation.
Residential Credit Fund
The Company manages a fund investing in participations in residential mortgage loans. The residential credit fund is deemed to be a VIE because the entity does not have sufficient equity at risk to permit the legal entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders, as capital commitments are not considered equity at risk. The Company is not the primary beneficiary and does not consolidate the residential credit fund as its only interest in the fund is the management and performance fees that it earns, which are not considered variable interests in the entity. As of June 30, 2025 and December 31, 2024, the Company had outstanding participating interests in residential mortgage loans of $1.6 billion and $1.2 billion, respectively. These transfers do not meet the criteria for sale accounting and are accounted for as secured borrowings, thus the residential loans are reported as Loans, net and the associated liability is reported as Participations issued in the Consolidated Statements of Financial Condition. The Company elected the fair value option for participations issued with changes in fair value reflected in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss) to more accurately reflect the economics of the transfers as the underlying loans are carried at fair value through earnings.

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
The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. In accordance with a clearing organization’s rulebook, the Company presents the fair value of centrally cleared interest rate swaps net of variation margin pledged or received under such transactions. At June 30, 2025 and December 31, 2024, ($2.1) billion and ($3.3) billion, respectively, of variation margin was reported as an adjustment to interest rate swaps, at fair value. Initial margin is reported in Cash and cash equivalents in the Consolidated Statements of Financial Condition.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
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

The following table summarizes fair value information about the Company’s derivative assets and liabilities at June 30, 2025 and December 31, 2024:

Derivatives Instruments	June 30, 2025	December 31, 2024
Assets	(dollars in thousands)
Interest rate swaps	$5,003	$21,226
TBA derivatives	97,331	8,635
Futures contracts	34,258	190,980
Purchase commitments	13,098	4,510
Total derivative assets	$149,690	$225,351
Liabilities
Interest rate swaps	$23,547	$7,212
TBA derivatives	—	30,539
Futures contracts	401,113	16,650
Purchase commitments	1,333	5,185
Total derivative liabilities	$425,993	$59,586

The following tables summarize certain characteristics of the Company’s interest rate swaps at June 30, 2025 and December 31, 2024:

June 30, 2025
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$23,100,137	3.60%	4.45%	1.63
3 - 6 years	12,264,904	2.98%	4.45%	4.60
6 - 10 years	19,739,427	2.75%	4.50%	7.37
Greater than 10 years	1,949,430	3.39%	4.45%	22.52
Total / Weighted average	$57,053,898	3.14%	4.47%	4.88

December 31, 2024
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$30,411,229	3.49%	4.48%	1.14
3 - 6 years	12,764,021	3.15%	4.50%	4.27
6 - 10 years	21,318,937	2.55%	4.53%	7.63
Greater than 10 years	1,559,384	3.40%	4.41%	23.25
Total / Weighted average	$66,053,571	3.11%	4.50%	4.36

(1) As of June 30, 2025, 98% and 2% of the Company’s interest rate swaps were linked to SOFR and the Federal funds rate, respectively. As of December 31, 2024, 95% and 5% of the Company’s interest rate swaps were linked to SOFR and the Federal funds rate, respectively.
(2) As of June 30, 2025, notional amount includes $1.6 billion of forward starting pay fixed swaps. There were no forward starting swaps at December 31, 2024.
(3) The weighted average years to maturity of payer interest rate swaps is offset by the weighted average years to maturity of receiver interest rate swaps. As such, the net weighted average years to maturity for each maturity bucket may fall outside of the range listed.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following tables summarize certain characteristics of the Company’s TBA derivatives at June 30, 2025 and December 31, 2024:

June 30, 2025
Purchase and Sale Contracts for TBA Derivatives	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$8,180,000	$7,765,450	$7,862,762	$97,312
Sale contracts	(95,000)	(78,850)	(78,831)	19
Net TBA derivatives	$8,085,000	$7,686,600	$7,783,931	$97,331

December 31, 2024
Purchase and Sale Contracts for TBA Derivatives	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$4,237,000	$4,239,001	$4,209,341	$(29,660)
Sale contracts	(1,120,000)	(1,080,943)	(1,073,187)	7,756
Net TBA derivatives	$3,117,000	$3,158,058	$3,136,154	$(21,904)

The following tables summarize certain characteristics of the Company’s futures derivatives at June 30, 2025 and December 31, 2024:

June 30, 2025
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
2-year swap equivalent SOFR contracts	$—	$(1,250,000)	2.00
U.S. Treasury futures - 2 year	1,469,000	—	1.90
U.S. Treasury futures - 5 year	2,438,700	—	4.40
U.S. Treasury futures - 10 year and greater	—	(14,767,700)	11.42
Total	$3,907,700	$(16,017,700)	9.27

December 31, 2024
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	$6,511,600	$—	1.98
U.S. Treasury futures - 5 year	1,960,500	—	4.40
U.S. Treasury futures - 10 year and greater	—	(9,840,500)	11.05
Total	$8,472,100	$(9,840,500)	7.11

The Company presents derivative contracts on a gross basis in the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.
The following tables present information about derivative assets and liabilities that are subject to such provisions and can be offset in the Company’s Consolidated Statements of Financial Condition at June 30, 2025 and December 31, 2024, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

June 30, 2025
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$5,003	$(1,222)	$—	$3,781
TBA derivatives, at fair value	97,331	(21,481)	(56,225)	19,625
Futures contracts, at fair value	34,258	(34,258)	—	—
Purchase commitments	13,098	—	—	13,098
Liabilities
Interest rate swaps, at fair value	$23,547	$(21,967)	$—	$1,580
Futures contracts, at fair value	401,113	(34,258)	(366,855)	—
Purchase commitments	1,333	—	—	1,333

December 31, 2024
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$21,226	$(8,138)	$—	$13,088
TBA derivatives, at fair value	8,635	(879)	(929)	6,827
Futures contracts, at fair value	190,980	(16,650)	—	174,330
Purchase commitments	4,510	—	—	4,510
Liabilities
Interest rate swaps, at fair value	$7,212	$(7,212)	$—	$—
TBA derivatives, at fair value	30,539	(19,495)	—	11,044
Futures contracts, at fair value	16,650	(16,650)	—	—
Purchase commitments	5,185	—	—	5,185

The effect of interest rate swaps in the Consolidated Statements of Comprehensive Income (Loss) is as follows:

Location on Consolidated Statements of Comprehensive Income (Loss)
	Net Interest Component of Interest Rate Swaps (1)	Realized Gains (Losses) on Termination of Interest Rate Swaps (1)	Unrealized Gains (Losses) on Interest Rate Swaps (1)
For the three months ended	(dollars in thousands)
June 30, 2025	$185,650	$(31,792)	$(492,183)
June 30, 2024	$298,372	$18,721	$97,484
For the six months ended
June 30, 2025	$377,195	$(75,581)	$(1,245,784)
June 30, 2024	$628,521	$(2,516)	$998,386
(1) Included in Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss).

The effect of other derivative contracts in the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Three Months Ended June 30, 2025
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$(57,686)	$74,703	$17,017
Net interest rate swaptions	(9,230)	8,600	(630)
Futures	154,654	(224,081)	(69,427)
Purchase commitments	—	2,580	2,580
Total			$(50,460)

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Three Months Ended June 30, 2024
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$(16,252)	$15,931	$(321)
Net interest rate swaptions	(12,331)	23,857	11,526
Futures (1)	48,227	(45,882)	2,345
Purchase commitments	—	2,360	2,360
Total			$15,910

(1) For the three months ended June 30, 2024, includes ($1.2) million of unrealized loss and ($6.8) million realized loss related to SOFR futures options.

Six Months Ended June 30, 2025
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$(72,041)	$119,236	$47,195
Net interest rate swaptions	(9,230)	—	(9,230)
Futures (1)	68,298	(541,184)	(472,886)
Purchase commitments	—	12,439	12,439
Total			$(422,482)

(1) For the six months ended June 30, 2025, includes $9.0 million of realized gain related to SOFR futures options.

Six Months Ended June 30, 2024
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$(24,868)	$30,829	$5,961
Net interest rate swaptions	(12,331)	54,488	42,157
Futures (1)	39,547	99,827	139,374
Purchase commitments	—	(4,252)	(4,252)
Total			$183,240

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
Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features were in a net liability position at June 30, 2025 of $277.5 million, which represents the maximum amount the Company would be required to pay upon termination. This amount is fully collateralized.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
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
The following tables present the estimated fair values of financial instruments and MSR measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024. There were no transfers between levels of the fair value hierarchy during the periods presented.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$71,756,638	$—	$71,756,638
Credit risk transfer securities	—	414,047	—	414,047
Non-Agency mortgage-backed securities	—	1,329,941	—	1,329,941
Loans
Residential mortgage loans	—	3,722,272	—	3,722,272
Mortgage servicing rights	—	—	3,281,190	3,281,190
Assets transferred or pledged to securitization vehicles	—	27,021,790	—	27,021,790
Derivative assets
Interest rate swaps	—	5,003	—	5,003
Other derivatives	34,258	110,429	—	144,687
Total assets	$34,258	$104,360,120	$3,281,190	$107,675,568
Liabilities
Debt issued by securitization vehicles	$—	$24,107,249	$—	$24,107,249
Participations issued	—	1,556,900	—	1,556,900
U.S. Treasury securities sold, not yet purchased	2,528,167	—	—	2,528,167
Derivative liabilities
Interest rate swaps	—	23,547	—	23,547
Other derivatives	401,113	1,333	—	402,446
Total liabilities	$2,929,280	$25,689,029	$—	$28,618,309

December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$67,434,068	$—	$67,434,068
Credit risk transfer securities	—	754,915	—	754,915
Non-Agency mortgage-backed securities	—	1,493,186	—	1,493,186
Commercial mortgage-backed securities	—	74,278	—	74,278
Loans
Residential mortgage loans	—	3,546,902	—	3,546,902
Mortgage servicing rights	—	—	2,909,134	2,909,134
Assets transferred or pledged to securitization vehicles	—	21,973,188	—	21,973,188
Derivative assets
Interest rate swaps	—	21,226	—	21,226
Other derivatives	190,980	13,145	—	204,125
Total assets	$190,980	$95,310,908	$2,909,134	$98,411,022
Liabilities
Debt issued by securitization vehicles	$—	$19,540,678	$—	$19,540,678
Participations issued	—	1,154,816	—	1,154,816
U.S. Treasury securities sold, not yet purchased	2,470,629	—	—	2,470,629
Derivative liabilities
Interest rate swaps	—	7,212	—	7,212
Other derivatives	16,650	35,724	—	52,374
Total liabilities	$2,487,279	$20,738,430	$—	$23,225,709

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

Unobservable Input (1)	Range (Weighted Average) (2)
	June 30, 2025	December 31, 2024
Discount rate	6.3% - 12.3% (8.1%)	7.4% - 12.4% (8.4%)
Prepayment rate	4.4% - 20.2% (5.4%)	4.7% - 17.2% (5.6%)
Delinquency rate	0.2% - 3.5% (1.0%)	0.2% - 4.1% (1.3%)
Cost to service	$82 - $96 ($86)	$83 - $99 ($87)
(1) Represents rates, estimates and assumptions that the Company believes would be used by market participants when valuing these assets.
(2) Weighted average discount rate computed based on the fair value of MSR, weighted average prepayment rate, delinquency rate and cost to service based on unpaid principal balances of loans underlying the MSR.

The following table summarizes the estimated fair values for financial assets and liabilities that are not carried at fair value at June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities
Repurchase agreements	$66,541,378	$66,541,378	$65,688,923	$65,688,923
Other secured financing	1,025,000	1,025,000	750,000	750,000

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

The following table presents the activity of finite lived intangible assets for the six months ended June 30, 2025.

Intangible Assets, net
(dollars in thousands)
Beginning balance January 1, 2025	$9,416
Less: amortization expense	(1,345)
Ending balance June 30, 2025	$8,071

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
The Company had outstanding $66.5 billion and $65.7 billion of repurchase agreements with weighted average remaining maturities of 49 days and 32 days and weighted average rates of 4.57% and 4.76% at June 30, 2025 and December 31, 2024, respectively. In connection with its residential mortgage loans, the Company had select arrangements with counterparties to enter into repurchase agreements for $4.2 billion with remaining capacity of $2.5 billion at June 30, 2025.
At June 30, 2025 and December 31, 2024, the repurchase agreements had the following remaining maturities and collateral types:

June 30, 2025
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements
	(dollars in thousands)
1 day	$27,251,644	$—	$60,497	$—	$—	$27,312,141
2 to 29 days	577,753	286,134	967,919	—	—	1,831,806
30 to 59 days	12,233,772	—	672,983	—	—	12,906,755
60 to 89 days	25,304,682	—	403,259	162,222	—	25,870,163
90 to 119 days	246,080	—	54,150	—	—	300,230
Over 119 days (1)	863	—	348,759	1,501,429	—	1,851,051
Total	$65,614,794	$286,134	$2,507,567	$1,663,651	$—	$70,072,146
Amounts offset in accordance with netting arrangements						(3,530,768)
Net amounts of Repurchase agreements as presented in the Consolidated Statements of Financial Condition						$66,541,378

December 31, 2024
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—
2 to 29 days	28,603,831	405,341	861,271	—	66,010	29,936,453
30 to 59 days	34,496,443	116,087	682,037	251,357	—	35,545,924
60 to 89 days	692,255	47,583	545,684	—	—	1,285,522
90 to 119 days	2,085	—	60,383	—	—	62,468
Over 119 days (1)	—	—	332,040	1,139,604	—	1,471,644
Total	$63,794,614	$569,011	$2,481,415	$1,390,961	$66,010	$68,302,011
Amounts offset in accordance with netting arrangements						(2,613,088)
Net amounts of Repurchase agreements as presented in the Consolidated Statements of Financial Condition						$65,688,923

(1) Less than 1% of repurchase agreements had a remaining maturity over 1 year at June 30, 2025 and December 31, 2024.
The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition at June 30, 2025 and December 31, 2024. Refer to the “Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	June 30, 2025		December 31, 2024
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross amounts	$3,530,768	$70,072,146	$2,613,088	$68,302,011
Amounts offset	(3,530,768)	(3,530,768)	(2,613,088)	(2,613,088)
Netted amounts	$—	$66,541,378	$—	$65,688,923

The fair value of collateral received in connection with reverse repurchase agreements as of June 30, 2025 was $3.5 billion, of which the Company sold $2.5 billion. The fair value of collateral received in connection with reverse repurchase agreements as of December 31, 2024 was $2.6 billion, of which the Company sold $2.5 billion. The amount of collateral sold is reported at fair value in the Company’s Consolidated Statements of Financial Condition as U.S. Treasury securities sold, not yet purchased.
Other Secured Financing - As of June 30, 2025, the Company had $2.1 billion in total committed credit facilities to finance a portion of its MSR portfolio. Outstanding borrowings under these facilities as of June 30, 2025 totaled $1.0 billion with maturities ranging between five months to two years. As of December 31, 2024, the Company had $1.6 billion in total committed credit facilities to finance a portion of its MSR portfolio. Outstanding borrowings under these facilities as of December 31, 2024 totaled $750.0 million with maturities ranging between one month to two years. The weighted average interest rate of the borrowings was 7.00% and 7.21% as of June 30, 2025 and December 31, 2024, respectively. Borrowings are reported in Other secured financing in the Company’s Consolidated Statements of Financial Condition.
Refer to the “Variable Interest Entities” Note for additional information on the Company’s other secured financing arrangements at December 31, 2024.
Investments pledged as collateral under secured financing arrangements and interest rate swaps, excluding residential mortgage loans of consolidated VIEs, had an estimated fair value and accrued interest of $73.5 billion and $333.2 million, respectively, at June 30, 2025 and $71.8 billion and $332.7 million, respectively, at December 31, 2024.

13. CAPITAL STOCK

(A)    Common Stock
The following table provides a summary of the Company’s common shares authorized, and issued and outstanding at June 30, 2025 and December 31, 2024.

	Shares authorized		Shares issued and outstanding
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	Par Value
Common stock	1,468,250,000	1,468,250,000	642,076,127	578,357,118	$0.01
In January 2022, the Company announced that its Board authorized the repurchase of up to $1.5 billion of its outstanding shares of common stock through December 31, 2024 (the “Prior Common Stock Repurchase Program”). In January 2025, the Company announced that its Board authorized the repurchase of up to $1.5 billion of its outstanding shares of common stock through December 31, 2029 (the “Current Common Stock Repurchase Program”). The Current Common Stock Repurchase Program replaced the Prior Common Stock Repurchase Program. During the three and six months ended June 30, 2025 and 2024, no shares were repurchased under the Current Common Stock Repurchase Program or the Prior Common Stock Repurchase Program, respectively.

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
On May 8, 2025, the Company entered into separate Distribution Agency Agreements (collectively, the “Sales Agreements”) with each of Barclays Capital Inc., BNP Paribas Securities Corp., BofA Securities, Inc., BTIG, LLC, Citizens JMP Securities, LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., Morgan Stanley & Co., LLC, Piper Sandler & Co., RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC (the “Sales Agents”), which terminated and replaced the Prior Sales Agreements. Under the terms of the Sales Agreements, the Company may offer and sell shares of our common stock, having an aggregate offering price of up to $2.0 billion (the “Shares”), from time to time

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
through any of the Sales Agents (the "Current At-The-Market Sales Program" and, together with the Prior At-The-Market Sales Program, the "at-the-market sales program").

During the three and six months ended June 30, 2025, under the at-the-market sales program, the Company issued 39.7 million and 63.0 million shares for proceeds of $761.2 million and $1.3 billion, respectively, each net of commissions and fees. During the three and six months ended June 30, 2024, under the Prior At-The-Market Sales Program, the Company issued 0.6 million shares for proceeds of $11.3 million, net of commissions and fees.

(B)    Preferred Stock
The following is a summary of the Company’s cumulative redeemable preferred stock outstanding at June 30, 2025 and December 31, 2024. In the event of a liquidation or dissolution of the Company, the Company’s then outstanding preferred stock takes precedence over the Company’s common stock with respect to payment of dividends and the distribution of assets.

	Shares Authorized		Shares Issued And Outstanding		Carrying Value		Contractual Rate	Earliest Redemption Date (1)	Effective Date of Floating Rate Dividend Period	Floating Annual Rate (2)
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Fixed-to-floating rate
Series F	28,800,000	28,800,000	28,800,000	28,800,000	696,910	696,910	6.95%	9/30/2022	9/30/2022	3M Term SOFR + 4.993%
Series G	17,000,000	17,000,000	17,000,000	17,000,000	411,335	411,335	6.50%	3/31/2023	3/31/2023	3M Term SOFR + 4.172%
Series I	17,700,000	17,700,000	17,700,000	17,700,000	428,324	428,324	6.75%	6/30/2024	6/30/2024	3M Term SOFR + 4.989%
Total	63,500,000	63,500,000	63,500,000	63,500,000	$1,536,569	$1,536,569

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

Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus accrued and unpaid dividends through their redemption date. Through June 30, 2025, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
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

The Preferred Stock Repurchase Program became effective on January 1, 2025 and will expire on December 31, 2029, and replaced the Preferred Stock repurchase program, which was effective from November 2, 2022 and expired on December 31, 2024 (the “Prior Preferred Stock Repurchase Program”). No shares were repurchased with respect to the Preferred Stock Repurchase Program during the three and six months ended June 30, 2025 and the Prior Preferred Stock Repurchase Program during the three and six months ended June 30, 2024.

(C)    Distributions to Stockholders
The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(dollars in thousands, except per share data)
Dividends and dividend equivalents declared on common stock and share-based awards	$452,199	$327,741	$876,062	$654,613
Distributions declared per common share	$0.70	$0.65	$1.40	$1.30
Distributions paid to common stockholders after period end	$449,453	$325,662	$449,453	$325,662
Distributions paid per common share after period end	$0.70	$0.65	$0.70	$0.65
Date of distributions paid to common stockholders after period end	July 31, 2025	July 31, 2024	July 31, 2025	July 31, 2024
Dividends declared to series F preferred stockholders	$17,197	$19,002	$34,447	$38,087
Dividends declared per share of series F preferred stock	$0.597	$0.660	$1.196	$1.322
Dividends declared to series G preferred stockholders	$9,381	$10,689	$18,691	$21,198
Dividends declared per share of series G preferred stock	$0.552	$0.629	$1.100	$1.247
Dividends declared to series I preferred stockholders	$10,682	$7,467	$21,279	$14,934
Dividends declared per share of series I preferred stock	$0.603	$0.422	$1.202	$0.844

14. INTEREST INCOME AND INTEREST EXPENSE

Refer to the “Significant Accounting Policies” Note for details surrounding the Company’s accounting policy related to net interest income on securities and loans.
The following table summarizes the interest income recognition methodology for Residential Securities:

Interest Income Methodology
Agency
Fixed-rate pass-through (1)	Effective yield (3)
Adjustable-rate pass-through (1)	Effective yield (3)
Multifamily (1)	Contractual Cash Flows
CMO (1)	Effective yield (3)
Reverse mortgages (2)	Prospective
Interest-only (2)	Prospective
Residential credit
CRT (2)	Prospective
Non-QM (2)	Prospective
Prime (2)	Prospective
SBC (2)	Prospective
NPL/RPL (2)	Prospective
RTL (2)	Prospective
Prime jumbo (2)	Prospective
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table presents the components of the Company’s interest income and interest expense for the three and six months ended June 30, 2025 and 2024.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest income	(dollars in thousands)
Agency securities	$875,937	$790,779	$1,696,119	$1,542,295
Residential credit securities	36,853	50,895	77,060	106,891
Residential mortgage loans (1)	467,959	301,820	894,014	553,836
Commercial investment portfolio (1)	163	2,441	1,218	5,995
Reverse repurchase agreements	37,981	31,390	67,590	62,796
Total interest income	$1,418,893	$1,177,325	$2,736,001	$2,271,813
Interest expense
Repurchase agreements	$775,918	$881,926	$1,536,701	$1,779,524
Debt issued by securitization vehicles	312,383	200,812	595,975	361,829
Participations issued	30,738	19,756	57,782	40,007
U.S. Treasury securities sold, not yet purchased	26,654	21,273	52,372	43,346
Total interest expense	1,145,693	1,123,767	2,242,830	2,224,706
Net interest income	$273,200	$53,558	$493,171	$47,107

(1) Includes assets transferred or pledged to securitization vehicles.

15. NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the three and six months ended June 30, 2025 and 2024.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(dollars in thousands, except per share data)
Net income (loss)	$60,371	$(8,833)	$190,676	$456,341
Net income (loss) attributable to noncontrolling interests	3,272	650	9,353	2,932
Net income (loss) attributable to Annaly	57,099	(9,483)	181,323	453,409
Dividends on preferred stock	37,260	37,158	74,417	74,219
Net income (loss) available (related) to common stockholders	$19,839	$(46,641)	$106,906	$379,190
Weighted average shares of common stock outstanding-basic	620,208,712	500,950,563	603,770,531	500,781,701
Add: Effect of stock awards, if dilutive	894,506	—	1,111,764	633,814
Weighted average shares of common stock outstanding-diluted	621,103,218	500,950,563	604,882,295	501,415,515
Net income (loss) per share available (related) to common share
Basic	$0.03	$(0.09)	$0.18	$0.76
Diluted	$0.03	$(0.09)	$0.18	$0.76
There were no potentially dilutive restricted stock units or performance stock units for the three and six months ended June 30, 2025. The computations of diluted net income (loss) per share available (related) to common share for the three and six months ended June 30, 2024 exclude 2.7 million shares and 0 shares, respectively, of potentially dilutive restricted stock units and performance stock units because their effect would have been anti-dilutive.

16. INCOME TAXES

For the three months ended June 30, 2025, the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company will not incur federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements that relate to, among other things, assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company distributes such shortfall within the next year as permitted by the Code.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The Company and certain of its direct and indirect subsidiaries, including Annaly TRS, Inc. and certain subsidiaries of joint ventures, have made separate joint elections to treat these subsidiaries as TRSs. As such, each of these TRSs is taxable as a domestic C corporation and subject to federal, state and local income taxes based upon their taxable income.
The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position. Thus, no accruals for penalties and interest were deemed necessary at June 30, 2025 and December 31, 2024.
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
During the three and six months ended June 30, 2025, the Company recorded $0.4 million and $8.7 million, respectively, of income tax expense attributable to its TRSs. During the three and six months ended June 30, 2024, the Company recorded $11.9 million and $11.0 million, respectively, of income tax expense attributable to its TRSs.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(dollars in thousands)		(dollars in thousands)
Current Tax Expense (Benefit)
Federal	$—	$—	$—	$—
State and local	—	13	13	13
Total current income tax expense (benefit)	$—	$13	$13	$13
Deferred Tax Expense (Benefit)
Federal	$385	$10,427	$7,607	$9,603
State and local	55	1,491	1,087	1,372
Total deferred income tax expense (benefit)	$440	$11,918	$8,694	$10,975
Total income tax expense (benefit)	$440	$11,931	$8,707	$10,988

The difference between the Company's reported income tax provision and the U.S. federal statutory rate of 21.0% and state income tax rates is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
Non-taxable REIT income	(8.8%)	258.9%	(12.8%)	(22.7%)
State and local taxes	3.0%	3.0%	3.0%	3.0%
VIE and Other	(14.5%)	102.2%	(6.8%)	1.0%
Change in valuation allowance	—%	—%	—%	—%
Total provision	0.7%	385.1%	4.3%	2.4%

As of June 30, 2025, the Company recorded a net deferred tax asset of $81.4 million resulting primarily from loss carryforwards, securitization gains and unrealized losses on swaps, and a net deferred tax liability of $159.1 million resulting primarily from unrealized gains on MSR, which is included in Other assets and Other liabilities, respectively, in the Consolidated Statements of Financial Condition. As of June 30, 2025, no valuation allowance was established.
As of June 30, 2025, the Company's TRSs had approximately $79.7 million of net operating loss carryforwards for federal income tax purposes which may be available to offset future taxable income, including approximately $7.9 million of net operating loss carryforwards that are subject to an annual limitation under Internal Revenue Code Section 382 and $71.8 million that can be carried forward indefinitely.
As of June 30, 2025, the Company's TRSs had approximately $52.4 million of capital loss carryforwards for federal income tax purposes which can be carried back three years and forward up to five years to offset capital gains.

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
The following tables present the reportable operating segments related to the Company’s results of operations for the three and six months ended June 30, 2025 and 2024:

Three Months Ended June 30, 2025
	Agency	Resi-credit	MSR	Corporate & Other	Consolidated
	(dollars in thousands)
Interest income	$913,267	$505,463	$—	$163	$1,418,893
Interest expense	731,316	414,222	—	155	1,145,693
Net interest income	181,951	91,241	—	8	273,200
Servicing and related income	—	—	141,670	—	141,670
Servicing and related expense	—	—	14,571	—	14,571
Net servicing income	—	—	127,099	—	127,099
Other income (loss)	(252,852)	(193)	(39,372)	2,947	(289,470)
Less: Total general and administrative expenses	16,551	15,917	9,243	8,307	50,018
Income (loss) before income taxes	(87,452)	75,131	78,484	(5,352)	60,811
Income taxes	(130)	(8,217)	8,833	(46)	440
Net income (loss)	(87,322)	83,348	69,651	(5,306)	60,371
Less: Net income (loss) attributable to noncontrolling interest	—	3,272	—	—	3,272
Net income (loss) attributable to Annaly	(87,322)	80,076	69,651	(5,306)	57,099
Dividends on preferred stock	—	—	—	37,260	37,260
Net income (loss) available (related) to common stockholders	(87,322)	80,076	69,651	(42,566)	19,839
Unrealized gains (losses) on available-for-sale securities	33,559	—	—	—	33,559
Reclassification adjustment for net (gains) losses included in net income (loss)	13,797	—	—	—	13,797
Other comprehensive income (loss)	47,356	—	—	—	47,356
Comprehensive income (loss)	(39,966)	83,348	69,651	(5,306)	107,727
Comprehensive income (loss) attributable to noncontrolling interests	—	3,272	—	—	3,272
Comprehensive income (loss) attributable to Annaly	$(39,966)	$80,076	$69,651	$(5,306)	$104,455
Noncash investing and financing activities:
Receivable for unsettled trades	1,104,920	—	29,976	—	1,134,896
Payable for unsettled trades	1,479,249	—	59,277	—	1,538,526
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	47,356	—	—	—	47,356
Dividends declared, not yet paid	—	—	—	449,453	449,453
Total assets
Total assets	$75,289,321	$32,919,304	$3,835,511	$97,756	$112,141,892

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Three Months Ended June 30, 2024
	Agency	Resi-credit	MSR	Corporate & Other	Consolidated
	(dollars in thousands)
Interest income	$821,339	$353,545	$—	$2,441	$1,177,325
Interest expense	830,324	291,816	—	1,627	1,123,767
Net interest income	(8,985)	61,729	—	814	53,558
Servicing and related income	—	—	120,515	—	120,515
Servicing and related expense	—	—	12,617	—	12,617
Net servicing income	—	—	107,898	—	107,898
Other income (loss)	(184,910)	48,457	22,324	662	(113,467)
Less: Total general and administrative expenses	15,862	13,148	8,507	7,374	44,891
Income (loss) before income taxes	(209,757)	97,038	121,715	(5,898)	3,098
Income taxes	118	(24)	11,920	(83)	11,931
Net income (loss)	(209,875)	97,062	109,795	(5,815)	(8,833)
Less: Net income (loss) attributable to noncontrolling interest	—	650	—	—	650
Net income (loss) attributable to Annaly	(209,875)	96,412	109,795	(5,815)	(9,483)
Dividends on preferred stock	—	—	—	37,158	37,158
Net income (loss) available (related) to common stockholders	(209,875)	96,412	109,795	(42,973)	(46,641)
Unrealized gains (losses) on available-for-sale securities	(54,243)	—	—	—	(54,243)
Reclassification adjustment for net (gains) losses included in net income (loss)	179,234	—	—	—	179,234
Other comprehensive income (loss)	124,991	—	—	—	124,991
Comprehensive income (loss)	(84,884)	97,062	109,795	(5,815)	116,158
Comprehensive income (loss) attributable to noncontrolling interests	—	650	—	—	650
Comprehensive income (loss) attributable to Annaly	$(84,884)	$96,412	$109,795	$(5,815)	$115,508
Noncash investing and financing activities:
Receivable for unsettled trades	311,349	—	9,310	—	320,659
Payable for unsettled trades	1,041,278	—	54,993	—	1,096,271
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	124,991	—	—	—	124,991
Dividends declared, not yet paid	—	—	—	325,662	325,662
Total assets
Total assets	$66,660,065	$23,462,284	$3,326,780	$219,448	$93,668,577

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Six Months Ended June 30, 2025
	Agency	Resi-credit	MSR	Corporate & Other	Consolidated
	(dollars in thousands)
Interest income	$1,762,467	$972,316	$—	$1,218	$2,736,001
Interest expense	1,449,569	792,396	—	865	2,242,830
Net interest income	312,898	179,920	—	353	493,171
Servicing and related income	—	—	282,105	—	282,105
Servicing and related expense	—	—	28,684	—	28,684
Net servicing income	—	—	253,421	—	253,421
Other income (loss)	(419,777)	11,897	(42,333)	1,086	(449,127)
Less: Total general and administrative expenses	33,867	31,423	18,636	14,156	98,082
Income (loss) before income taxes	(140,746)	160,394	192,452	(12,717)	199,383
Income taxes	160	(8,741)	17,343	(55)	8,707
Net income (loss)	(140,906)	169,135	175,109	(12,662)	190,676
Less: Net income (loss) attributable to noncontrolling interest	—	9,353	—	—	9,353
Net income (loss) attributable to Annaly	(140,906)	159,782	175,109	(12,662)	181,323
Dividends on preferred stock	—	—	—	74,417	74,417
Net income (loss) available (related) to common stockholders	(140,906)	159,782	175,109	(87,079)	106,906
Unrealized gains (losses) on available-for-sale securities	198,436	—	—	—	198,436
Reclassification adjustment for net (gains) losses included in net income (loss)	79,200	—	—	—	79,200
Other comprehensive income (loss)	277,636	—	—	—	277,636
Comprehensive income (loss)	136,730	169,135	175,109	(12,662)	468,312
Comprehensive income (loss) attributable to noncontrolling interests	—	9,353	—	—	9,353
Comprehensive income (loss) attributable to Annaly	$136,730	$159,782	$175,109	$(12,662)	$458,959
Noncash investing and financing activities:
Receivable for unsettled trades	1,104,920	—	29,976	—	1,134,896
Payable for unsettled trades	1,479,249	—	59,277	—	1,538,526
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	277,636	—	—	—	277,636
Dividends declared, not yet paid	—	—	—	449,453	449,453
Total assets
Total assets	$75,289,321	$32,919,304	$3,835,511	$97,756	$112,141,892

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Six Months Ended June 30, 2024
	Agency	Resi-credit	MSR	Corporate & Other	Consolidated
	(dollars in thousands)
Interest income	$1,603,265	$662,553	$—	$5,995	$2,271,813
Interest expense	1,677,095	543,678	—	3,933	2,224,706
Net interest income	(73,830)	118,875	—	2,062	47,107
Servicing and related income	—	—	235,599	—	235,599
Servicing and related expense	—	—	24,833	—	24,833
Net servicing income	—	—	210,766	—	210,766
Other income (loss)	116,042	153,823	21,454	1,598	292,917
Less: Total general and administrative expenses	31,450	25,822	17,101	9,088	83,461
Income (loss) before income taxes	10,762	246,876	215,119	(5,428)	467,329
Income taxes	725	(1,703)	12,069	(103)	10,988
Net income (loss)	10,037	248,579	203,050	(5,325)	456,341
Less: Net income (loss) attributable to noncontrolling interest	—	2,932	—	—	2,932
Net income (loss) attributable to Annaly	10,037	245,647	203,050	(5,325)	453,409
Dividends on preferred stock	—	—	—	74,219	74,219
Net income (loss) available (related) to common stockholders	10,037	245,647	203,050	(79,544)	379,190
Unrealized gains (losses) on available-for-sale securities	(336,112)	—	—	—	(336,112)
Reclassification adjustment for net (gains) losses included in net income (loss)	514,585	—	—	—	514,585
Other comprehensive income (loss)	178,473	—	—	—	178,473
Comprehensive income (loss)	188,510	248,579	203,050	(5,325)	634,814
Comprehensive income (loss) attributable to noncontrolling interests	—	2,932	—	—	2,932
Comprehensive income (loss) attributable to Annaly	$188,510	$245,647	$203,050	$(5,325)	$631,882
Noncash investing and financing activities:
Receivable for unsettled trades	311,349	—	9,310	—	320,659
Payable for unsettled trades	1,041,278	—	54,993	—	1,096,271
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	178,473	—	—	—	178,473
Dividends declared, not yet paid	—	—	—	325,662	325,662
Total assets
Total assets	$66,660,065	$23,462,284	$3,326,780	$219,448	$93,668,577

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

19. LEASE COMMITMENTS AND CONTINGENCIES

The Company’s operating leases are primarily comprised of corporate office leases with remaining lease terms of approximately three years and seventeen years. The corporate office leases include options to extend for up to five years, however the extension terms were not included in the operating lease liability calculation. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The lease cost for the three and six months ended June 30, 2025 and 2024 was $1.5 million and $2.7 million, and $0.8 million and $1.6 million, respectively.

Supplemental information related to leases as of and for the six months ended June 30, 2025 was as follows:

Operating Leases	Classification	June 30, 2025
Assets	(dollars in thousands)
Operating lease right-of-use assets	Other assets	$27,172
Liabilities
Operating lease liabilities (1)	Other liabilities	$29,158
Lease term and discount rate
Weighted average remaining lease term		16.6 years
Weighted average discount rate (1)		7.0%
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$2,057
(1) For the Company’s leases that do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

The following table provides details related to maturities of lease liabilities:

Maturity of Lease Liabilities
Years ending December 31,	(dollars in thousands)
2025 (remaining)	$1,092
2026	261
2027	2,503
2028	3,854
2029	3,831
Later years	52,041
Total lease payments	$63,582
Less imputed interest	34,424
Present value of lease liabilities	$29,158

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Contingencies
From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies at June 30, 2025 and December 31, 2024.

20. SUBSEQUENT EVENTS

In July 2025, the Company completed and closed two securitizations of residential mortgage loans: OBX 2025-NQM12, with a face value of $274.5 million and OBX 2025-NQM13, with a face value of $662.7 million. These securitizations represent financing transactions which provided non-recourse financing to the Company collateralized by residential mortgage loans purchased by the Company.
In July 2025, the Company upsized capacity of an existing credit facility by $100 million for the Company’s residential mortgage loans.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

INDEX TO ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Page
Overview	38
Business Environment	38
Economic Environment	39
Results of Operations	40
Net Income (Loss) Summary	41
Non-GAAP Financial Measures	43
Earnings Available for Distribution, Earnings Available for Distribution Attributable to Common Stockholders, Earnings Available for Distribution Per Average Common Share and Annualized EAD Return on Average Equity	43
Premium Amortization Expense	45
Economic Leverage and Economic Capital Ratios	45
Interest Income (excluding PAA), Economic Interest Expense and Economic Net Interest Income (excluding PAA)	46
Experienced and Projected Long-term CPR	48
Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA), Net Interest Margin (excluding PAA), and Average Economic Cost of Interest Bearing Liabilities	48
Economic Interest Expense and Average Economic Cost of Interest Bearing Liabilities	49
Other Income (Loss)	50
General and Administrative Expenses	52
Return on Average Equity	52
Unrealized Gains and Losses - Available-for-Sale Investments	52
Financial Condition	53
Residential Securities	53
Contractual Obligations	56
Commitments and Contractual Obligations with Unconsolidated Entities	56
Capital Management	56
Stockholders’ Equity	57
Capital Stock	57
Leverage and Capital	58
Risk Management	59
Risk Appetite	59
Governance	59
Description of Risks	60
Liquidity and Funding Risk Management	60
Funding	60
Excess Liquidity	62
Maturity Profile and Interest Rate Sensitivity	63
Stress Testing	64
Liquidity Management Policies	64
Investment/Market Risk Management	64
Credit Risk Management	65
Counterparty Risk Management	66
Operational Risk Management	66
Compliance, Regulatory and Legal Risk Management	68
Critical Accounting Estimates	68
Valuation of Financial Instruments	68
Residential Securities	68
Residential Mortgage Loans	69
MSR	69
Interest Rate Swaps	69
Revenue Recognition	69
Consolidation of Variable Interest Entities	70
Use of Estimates	70
Glossary of Terms	71

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

Business Environment
The U.S. economy faced considerable uncertainty in the second quarter of 2025 (“Q2 2025”), but the Trump Administration’s policy changes and related market volatility – primarily following the tariff announcements in April – have had a smaller impact on labor markets and economic growth than many market observers had anticipated. While hiring has slowed relative to the pace of recent years, employers hired enough workers to lower the unemployment rate marginally to 4.1%. Conditions point to balanced labor supply and demand, while layoffs remain muted.
Meanwhile, economic growth rebounded from the modest contraction in the first quarter (“Q1 2025”), as global trade flows presented less of a drag on domestic economic activity in Q2 2025. Looking at the first half of the year, the U.S. economy is likely expanding at roughly a 1.0% annualized rate, one-third of the real growth pace seen in 2023 and 2024, though far from an outright economic contraction. Inflation moderated in Q2 2025, running 2.5% on a seasonally adjusted annualized rate (“SAAR”) in the quarter, well below the 3.5% SAAR seen in Q1 2025. The slowdown was driven by continued moderation in services sector inflation, with shelter inflation decelerating and most other service categories also softening. Goods inflation, meanwhile, continued to moderately accelerate, though the data has yet to show broad-based passthrough from higher tariff rates.
The improved market conditions facilitated a rebound in most asset classes to recover from their sharp underperformance in April, leading financial conditions – a gauge of money and credit flow in support of the economy – to reach some of the most accommodative levels seen since the onset of the Federal Reserve (“the Fed”) monetary policy tightening in 2022. Despite the improvement in market sentiment, some challenges persist. For example, long-term Treasury yields remain elevated, with the 30-year Treasury bond yielding 4.77% at the end of June 2025, compared to 4.57% at the end of March 2025. The higher long-term bond yields – which briefly exceeded the 5% yield level during the quarter – have been driven by increased term premia, the extra compensation investors demand to hold long-term bonds. Investor concerns over rising government budget deficits following the passage of the recent tax and spending bill and potential longer-term changes to global capital flows could lead to more supply and less broad-based demand for U.S. Treasury securities. The sharp tightening in swap spreads – the difference between interest rate swap yields and Treasury yields of similar maturities – are another indicator of the same dynamic.
Against this backdrop, Annaly generated earnings available for distribution of $0.73 and delivered an economic return of 0.7% for Q2 2025 and 3.7% for the first half of 2025. Incremental investment was allocated toward the Agency mortgage-backed securities (“Agency MBS”) business, with its capital allocation increasing slightly to 62%. This resulted in economic leverage rising from 5.7x in Q1 2025 to 5.8x at quarter end. While relative value led us to underweight our non-Agency strategies during the quarter, diversification continues to be a strategic priority, as we believe it enhances the stability of risk-adjusted returns for our shareholders.
Market conditions for our Agency MBS business improved throughout the quarter as interest rates stabilized, the yield curve steepened, and implied volatility declined. Of note, comparable fixed income asset spreads – such as investment grade rated corporate credit securities – benefited from the same developments but ultimately saw additional tightening given the robust risk sentiment in markets. Agency MBS performance lagged behind these products, as demand from the overseas and bank communities has remained muted, but we believe these participants may become more involved should the Fed resume cutting interest rates in the second half of the year or should favorable regulatory reforms take place.
Shifting to the Agency MBS activity, early in the quarter we managed our duration through the tariff driven volatility without meaningfully reducing our Agency portfolio. And as markets normalized, we steadily added Agency MBS at attractive spreads in line with our accretive capital raising, growing our Agency portfolio by nearly $5 billion during the quarter. Purchases were fairly evenly split across 4.5%, 5.5% and 6% coupons, and on balance we marginally preferred pools over To-be-Announced securities (“TBA”) as repo market financing was slightly more attractive.
Meanwhile, we operated within a narrow interest rate risk band given the elevated volatility experienced so far this year. Within our hedge portfolio, we continue to favor holding interest rate swaps against shorter-term risk due to the positive carry profile,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
while maintaining a more balanced mix of Treasury and swap exposure in the intermediate and long-end of the yield curve. Swap spreads tightened significantly during the quarter, and forward markets are signaling further tightening in the months ahead. In light of the environment, maintaining a 60/40 risk allocation between swaps and Treasuries appears more favorable at this time.
Our Residential Credit business saw its portfolio relatively unchanged at $6.6 billion in market value of assets during the quarter. The broader market tracked corporate credit performance through the quarter, widening in April in sympathy with other risk assets, before ending the quarter roughly unchanged. Our Onslow Bay platform had its highest quarterly securitization activity to date, closing $3.6 billion across seven transactions. Including two additional securitizations in July, cumulative 2025 securitization issuance totals $7.6 billion, in turn generating $913 million of high yielding, proprietary assets for Annaly and our joint venture. Onslow Bay’s expanded credit correspondent channel remained an industry leader, generating $5.3 billion of locks and funding $3.7 billion loans over the quarter, despite us tightening our credit standards once again given some of the headwinds in the housing market.
Available for sale inventories continue to increase as housing affordability remains challenged given elevated mortgage rates, high home prices and increased property taxes and insurance premiums. While affordability has been challenged for the past three years given the same factors, the housing market equilibrium has shifted as sellers now materially outweigh prospective homeowners. Higher supply has now led to four consecutive months of negative month-over-month home price appreciation according to Zillow indices. We expect home prices to potentially soften further, with home prices turning modestly negative on a year-over-year basis in the next couple of months. Balancing the deceleration of the housing market is a stable labor market, low consumer delinquencies, expansionary fiscal policy and elevated asset prices, including the equity markets. We believe we should remain well positioned into a modestly decelerating housing market as we control all aspects of our loan manufacturing strategy.
Our mortgage servicing rights (“MSR”) business saw its portfolio relatively unchanged for a second consecutive quarter as we added just $2 billion in unpaid principal balance during the quarter, which largely offset portfolio declines from prepayments. Bulk MSR supply in recent quarters has been met by robust demand, attracting strong bids from many market participants. In light of this environment, we have focused on building out flow MSR, subservicing and recapture partnerships and expect to participate more meaningfully in the bulk market as relative value improves. Annaly’s MSR valuation improved modestly quarter-over-quarter to a 5.9 multiple as interest rate volatility declined and the yield curve steepened. Although prepayment speeds on the portfolio increased marginally in line with seasonal expectations, the underlying note rate of the portfolio remained very low relative to current mortgage rates at 3.24% as of Q2 2025, which we believe should help insulate us from a more material increase in prepayments. The credit characteristics of the portfolio remained strong and serious delinquencies on the portfolio were relatively unchanged at 50 basis points.
Economic return, earnings available for distribution, and economic leverage are non-GAAP financial measures. Refer to “Non-GAAP Financial Measures” for additional information, including a reconciliation to their most directly comparable GAAP results.

Economic Environment
U.S. real economic growth rebounded in Q2 2025, as gross domestic product rose 3.0% SAAR after falling 0.5% SAAR in the first quarter. Despite the sound quarterly growth rate, consumer spending is moderating in 2025, rising 1.0% SAAR in the first six months of the year, a notable decline from the 2.8% SAAR expansion in 2024. Consumers appear to be growing more cautious as elevated short-term interest rates, lower savings rates, a slowing labor market, and declining confidence seem to weigh on spending behavior. Consistent with forward-looking surveys, investment activity also declined during the quarter but is expected to rebound somewhat in the second half of the year.
The supply and demand for labor have remained in balance. According to the Bureau of Labor Statistics, seasonally adjusted total non-farm payroll employment rose by 449,000 workers in the second quarter, well above the 333,000 workers added in the first quarter. The unemployment rate ended the quarter at 4.1%, the lowest monthly reading since February, as more people left the labor force than ultimately were unable to find employment. At the same time, wage growth, as measured by the year-over-year change in Average Hourly Earnings, dropped moderately to 3.7% from 3.9% in the first quarter.
Inflation readings, as measured by the year-over-year changes in the Personal Consumption Expenditures (“PCE”) Price Index, remain above the Fed’s 2% inflation target, and disinflationary progress remains gradual. Total PCE prices over the 12 months ended in May declined marginally to 2.3% compared to the 2.5% recorded by the same metric in March while core PCE inflation, which excludes volatile food and energy prices, fell from 2.8% in March to 2.7% in May. Progress on inflation in the second quarter was uneven with core PCE goods prices showing modest early pressure from the tariffs in certain categories while core PCE services inflation slowed. Of note, shelter prices have continued to moderate with the annual rate of inflation in this category reaching levels last seen in early 2022 – a positive development given the large importance of shelter inflation and

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
the lagged, slow-moving methodology used to incorporate shelter inflation into the headline index. That said, the forecast remains uncertain due to the most significant increase in the effective tariff rate in decades.
The Fed conducts monetary policy with a dual mandate: full employment and price stability. Given the slow progress on inflation and the resilience in the labor market, the Federal Reserve Open Market Committee (“FOMC”) kept the target range for the Federal Funds rate unchanged at 4.25% - 4.50% at their June meeting, marking their fourth pause since cutting rates by 100 basis points at the end of last year. Fed Chair Jerome Powell has emphasized that the FOMC is in no rush to move policy in either direction, as it is still assessing the appropriate monetary policy response to tariffs. Forecasts from the FOMC meeting in June show a median of two 25 basis point interest rate cuts for 2025. Moreover, the updated economic forecast now expects slower growth, higher unemployment and more persistent inflation over the next year. As a result, the 2026 and 2027 Fed Funds rate forecast each moved up by 25 basis points. Meanwhile, regarding the FOMC’s balance sheet policy, the Fed did not make any additional announcements and maintained its monthly redemption cap of Treasury and Agency MBS holdings at $5 billion and $35 billion, respectively.
A solid economic backdrop combined with tariff-related inflation concerns contributed to a steepening of the Treasury yield curve, as longer-term Treasury rates rose in the quarter. This increase in Treasury yields, relative to more stable interest rate swap yields, led to a tightening in swap spreads. Meanwhile, as the FOMC maintains an on-hold approach to policy, interest rate volatility declined. The 10-year U.S. Treasury yield rose slightly from 4.21% on March 31, 2025, to 4.23% on June 30, 2025. Given lower rates and reduced volatility, the mortgage basis, or the spread between the 30-year Agency MBS coupon and 10-year U.S. Treasury rate, tightened slightly from 130 basis points at the end of the first quarter to 125 basis points at the end of the second quarter.
The following table presents interest rates and spreads at each date presented:

	June 30, 2025	March 31, 2025	December 31, 2024	June 30, 2024
30-Year mortgage current coupon	5.48%	5.51%	5.83%	5.87%
Mortgage basis	125 bps	130 bps	126 bps	147 bps
10-Year U.S. Treasury rate	4.23%	4.21%	4.57%	4.40%
OIS SOFR Swaps
1-Month	4.33%	4.32%	4.32%	5.33%
6-Month	4.15%	4.18%	4.25%	5.26%
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Net Income (Loss) Summary
The following table presents financial information related to our results of operations as of and for the three and six months ended June 30, 2025 and 2024.

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2025	2024	2025	2024
	(dollars in thousands, except per share data)
Interest income	$1,418,893	$1,177,325	$2,736,001	$2,271,813
Interest expense	1,145,693	1,123,767	2,242,830	2,224,706
Net interest income	273,200	53,558	493,171	47,107
Servicing and related income	141,670	120,515	282,105	235,599
Servicing and related expense	14,571	12,617	28,684	24,833
Net servicing income	127,099	107,898	253,421	210,766
Other income (loss)	(289,470)	(113,467)	(449,127)	292,917
Less: Total general and administrative expenses	50,018	44,891	98,082	83,461
Income (loss) before income taxes	60,811	3,098	199,383	467,329
Income taxes	440	11,931	8,707	10,988
Net income (loss)	60,371	(8,833)	190,676	456,341
Less: Net income (loss) attributable to noncontrolling interests	3,272	650	9,353	2,932
Net income (loss) attributable to Annaly	57,099	(9,483)	181,323	453,409
Less: Dividends on preferred stock	37,260	37,158	74,417	74,219
Net income (loss) available (related) to common stockholders	$19,839	$(46,641)	$106,906	$379,190
Net income (loss) per share available (related) to common stockholders
Basic	$0.03	$(0.09)	$0.18	$0.76
Diluted	$0.03	$(0.09)	$0.18	$0.76
Weighted average number of common shares outstanding
Basic	620,208,712	500,950,563	603,770,531	500,781,701
Diluted	621,103,218	500,950,563	604,882,295	501,415,515
Other information
Investment portfolio at period-end	$107,525,878	$90,325,407	$107,525,878	$90,325,407
Average total assets	$108,628,619	$92,576,062	$106,937,874	$92,793,120
Average equity	$13,279,436	$11,379,509	$13,085,274	$11,368,036
GAAP leverage at period-end (1)	7.1:1	7.1:1	7.1:1	7.1:1
GAAP capital ratio at period-end (2)	12.0%	12.0%	12.0%	12.0%
Annualized return (loss) on average total assets	0.22%	(0.04%)	0.36%	0.98%
Annualized return (loss) on average equity (3)	1.82%	(0.31%)	2.91%	8.03%
Net interest margin (4)	1.04%	0.24%	0.96%	0.10%
Average yield on interest earning assets (5)	5.42%	5.17%	5.31%	5.03%
Average GAAP cost of interest bearing liabilities (6)	4.76%	5.43%	4.76%	5.41%
Net interest spread	0.66%	(0.26%)	0.55%	(0.38%)
Weighted average experienced CPR for the period	8.7%	7.4%	7.9%	6.7%
Weighted average projected long-term CPR at period-end	9.1%	8.5%	9.1%	8.5%
Common stock book value per share	$18.45	$19.25	$18.45	$19.25
Non-GAAP metrics *
Interest income (excluding PAA)	$1,415,031	$1,170,019	$2,744,435	$2,261,494
Economic interest expense (6)	$947,828	$806,470	$1,840,576	$1,577,260
Economic net interest income (excluding PAA)	$467,203	$363,549	$903,859	$684,234
Premium amortization adjustment cost (benefit)	$(3,862)	$(7,306)	$8,434	$(10,319)
Earnings available for distribution (7)	$489,906	$377,139	$951,763	$735,101
Earnings available for distribution per average common share	$0.73	$0.68	$1.45	$1.32
Annualized EAD return on average equity (excluding PAA)	14.86%	13.36%	14.65%	13.03%
Economic leverage at period-end (1)	5.8:1	5.8:1	5.8:1	5.8:1
Economic capital ratio at period-end (2)	14.3%	14.4%	14.3%	14.4%
Net interest margin (excluding PAA) (4)	1.71%	1.58%	1.70%	1.51%
Average yield on interest earning assets (excluding PAA) (5)	5.41%	5.14%	5.32%	5.00%
Average economic cost of interest bearing liabilities (6)	3.94%	3.90%	3.91%	3.84%
Net interest spread (excluding PAA)	1.47%	1.24%	1.41%	1.16%

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

* Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(1) GAAP leverage is computed as the sum of repurchase agreements, other secured financing, debt issued by securitization vehicles, participations issued and U.S. Treasury securities sold, not yet purchased divided by total equity. Economic leverage is computed as the sum of recourse debt, cost basis of to-be-announced (“TBA”) derivatives outstanding, and net forward purchases (sales) of investments divided by total equity. Recourse debt consists of repurchase agreements, other secured financing, and U.S. Treasury securities sold, not yet purchased. Debt issued by securitization vehicles and participations issued are non-recourse to us and are excluded from economic leverage.
(2) GAAP capital ratio is computed as total equity divided by total assets. Economic capital ratio is computed as total equity divided by total economic assets. Total economic assets include the implied market value of TBA derivatives and net of debt issued by securitization vehicles and participations issued.
(3) Annualized GAAP return (loss) on average equity annualizes realized and unrealized gains and (losses) which may not be indicative of full year performance, unannualized GAAP return (loss) on average equity is 0.45%, and (0.08%) for the three months ended June 30, 2025 and 2024, respectively, and 1.46% and 4.01% for the the six months ended June 30, 2025 and 2024, respectively.
(4) Net interest margin represents our interest income less interest expense divided by the average interest earning assets. Net interest margin does not include net interest component of interest rate swaps. Net interest margin (excluding PAA) represents the sum of our interest income (excluding PAA) plus TBA dollar roll income less economic interest expense divided by the sum of average interest earning assets plus average outstanding TBA contract balances.
(5) Average yield on interest earning assets represents annualized interest income divided by average interest earning assets. Average interest earning assets reflects the average amortized cost of our investments during the period. Average yield on interest earning assets (excluding PAA) is calculated using annualized interest income (excluding PAA).
(6) Average GAAP cost of interest bearing liabilities represents annualized interest expense divided by average interest bearing liabilities. Average interest bearing liabilities reflects the average balances during the period. Average economic cost of interest bearing liabilities represents annualized economic interest expense divided by average interest bearing liabilities. Economic interest expense is comprised of GAAP interest expense, the net interest component of interest rate swaps, and net interest on initial margin related to interest rate swaps, which is reported in Other, net in the Company’s Consolidated Statements of Comprehensive Income (Loss). Net interest on variation margin related to interest rate swaps is included in the Net interest component of interest rate swaps in the Company’s Consolidated Statements of Comprehensive Income (Loss).
(7) Excludes dividends on preferred stock.

GAAP
Net income (loss) was $60.4 million, which includes $3.3 million attributable to noncontrolling interests, or $0.03 per average basic common share, for the three months ended June 30, 2025, compared to ($8.8) million, which includes $0.7 million attributable to noncontrolling interests, or ($0.09) per average basic common share, for the same period in 2024. We attribute the majority of the change in net income (loss) to favorable changes in net gains (losses) on investments and other, net interest income, and net servicing income, partially offset by an unfavorable change in net gains (losses) on derivatives. Net gains (losses) on investments and other was $83.5 million for the three months ended June 30, 2025, compared to ($568.7) million for the same period in 2024. Net interest income for the three months ended June 30, 2025 was $273.2 million, compared to $53.6 million for the same period in 2024. Net servicing income for the three months ended June 30, 2025 was $127.1 million, compared to $107.9 million for the same period in 2024. Net gains (losses) on derivatives was ($388.8) million for the three months ended June 30, 2025 compared to $430.5 million for the same period in 2024.
Net income (loss) was $190.7 million, which includes $9.4 million attributable to noncontrolling interests, or $0.18 per average basic common share, for the six months ended June 30, 2025, compared to $456.3 million, which includes $2.9 million attributable to noncontrolling interests, or $0.76 per average basic common share, for the same period in 2024. We attribute the majority of the change in net income (loss) to favorable changes in net gains (losses) on investments and other, net interest income, and net servicing income, partially offset by an unfavorable change in net gains (losses) on derivatives. Net gains (losses) on investments and other was $894.3 million for the six months ended June 30, 2025, compared to ($1.6) billion for the same period in 2024. Net interest income for the six months ended June 30, 2025 was $493.2 million, compared to $47.1 million for the same period in 2024. Net servicing income for the six months ended June 30, 2025 was $253.4 million, compared to $210.8 million for the same period in 2024. Net gains on derivatives for the six months ended June 30, 2025 was ($1.4) billion, compared to $1.8 billion for the same period in 2024. Refer to the section titled “Other income (loss)” located within this Item 2 for additional information related to these changes.

Non-GAAP
Earnings available for distribution were $489.9 million, or $0.73 per average common share, for the three months ended June 30, 2025, compared to $377.1 million, or $0.68 per average common share, for the same period in 2024. The change in earnings available for distribution during the three months ended June 30, 2025, compared to the same period in 2024, was primarily due to higher coupon income, resulting from higher residential mortgage loan and securities balances and purchasing securities higher up in the coupon stack, lower interest expense on repurchase agreements resulting from lower average rates, and higher net servicing income. This change was partially offset by an unfavorable change in the net interest component of interest rate swaps, higher interest expense resulting from higher securitized debt balances from new securitizations and higher average rates, and lower other, net.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Earnings available for distribution were $951.8 million, or $1.45 per average common share, for the six months ended June 30, 2025, compared to $735.1 million, or $1.32 per average common share, for the same period in 2024. The change in earnings available for distribution during the six months ended June 30, 2025, compared to the same period in 2024, was primarily due to higher coupon income, resulting from higher residential mortgage loan and securities balances and purchasing securities higher up in the coupon stack, lower interest expense on repurchase agreements resulting from lower average rates, and higher net servicing income. This change was partially offset by an unfavorable change in the net interest component of interest rate swaps, higher interest expense resulting from higher securitized debt balances from new securitizations and higher average rates and lower other, net.
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

Earnings Available for Distribution, Earnings Available for Distribution Attributable to Common Stockholders, Earnings Available for Distribution Per Average Common Share and Annualized EAD Return on Average Equity
Our principal business objective is to generate net income for distribution to our stockholders and optimize our returns through prudent management of our diversified investment strategies. We generate net income by earning a net interest spread on our investment portfolio, which is a function of interest income from our investment portfolio less financing, hedging and operating costs. Earnings available for distribution, which is defined as the sum of (a) economic net interest income, (b) TBA dollar roll income, (c) net servicing income less realized amortization of MSR, (d) other income (loss) (excluding amortization of intangibles, non-EAD income allocated to equity method investments and other non-EAD components of other income (loss)), (e) general and administrative expenses (excluding transaction expenses and non-recurring items), and (f) income taxes (excluding the income tax effect of non-EAD income (loss) items), and excludes (g) the PAA representing the cumulative impact on prior periods, but not the current period, of quarter-over-quarter changes in estimated long-term prepayment speeds related to our Agency mortgage-backed securities, is used by management and, we believe, used by analysts and investors to measure our progress in achieving our principal business objective.
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
The following table presents a reconciliation of GAAP financial results to non-GAAP earnings available for distribution for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(dollars in thousands, except per share data)
GAAP net income (loss)	$60,371	$(8,833)	$190,676	$456,341
Adjustments to exclude reported realized and unrealized (gains) losses
Net (gains) losses on investments and other (1)	(82,854)	568,874	(893,824)	1,562,994
Net (gains) losses on derivatives (2)	574,435	(132,115)	1,743,847	(1,179,110)
Other adjustments
Amortization of intangibles	672	673	1,345	1,346
Non-EAD (income) loss allocated to equity method investments (3)	(403)	(523)	(256)	(307)
Transaction expenses and non-recurring items (4)	5,706	5,329	12,488	9,066
Income tax effect of non-EAD income (loss) items	1,003	10,016	8,358	7,098
TBA dollar roll income (5)	7,252	486	18,527	1,861
MSR amortization (6)	(68,804)	(56,100)	(131,237)	(106,721)
EAD attributable to noncontrolling interests	(3,610)	(3,362)	(6,595)	(7,148)
Premium amortization adjustment cost (benefit)	(3,862)	(7,306)	8,434	(10,319)
Earnings available for distribution *	489,906	377,139	951,763	735,101
Dividends on preferred stock	37,260	37,158	74,417	74,219
Earnings available for distribution attributable to common stockholders *	$452,646	$339,981	$877,346	$660,882
GAAP net income (loss) per average common share	$0.03	$(0.09)	$0.18	$0.76
Earnings available for distribution per average common share *	$0.73	$0.68	$1.45	$1.32
Annualized GAAP return (loss) on average equity (7)	1.82%	(0.31%)	2.91%	8.03%
Annualized EAD return on average equity *	14.86%	13.36%	14.65%	13.03%
* Represents a non-GAAP financial measure. Refer to the disclosure within this section above for additional information on non-GAAP financial measures.
(1) Includes write-downs or recoveries which are reported in Other, net in the Company's Consolidated Statements of Comprehensive Income (Loss).
(2) The adjustment to add back Net (gains) losses on derivatives does not include the net interest component of interest rate swaps which is reflected in earnings available for distribution. The net interest component of interest rate swaps totaled $185.7 million and $298.4 million for the three months ended June 30, 2025 and 2024, respectively, and $377.2 million and $628.5 million for the six months ended June 30, 2025 and 2024, respectively.
(3) Represents unrealized (gains) losses allocated to equity interests in a portfolio of MSR, which is a component of Other, net in the Consolidated Statements of Comprehensive Income (Loss).
(4) Represents costs incurred in connection with securitizations of residential whole loans.
(5) TBA dollar roll income represents a component of Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss).
(6) MSR amortization utilizes purchase date cash flow assumptions and actual unpaid principal balances and is calculated as the difference between projected MSR yield income and net servicing income for the period.
(7) Annualized GAAP return (loss) on average equity annualizes realized and unrealized gains and (losses) which may not be indicative of full year performance, unannualized GAAP return (loss) on average equity is 0.45%, and (0.08)% for the three months ended June 30, 2025 and 2024, respectively, and 1.46% and 4.01% for the the six months ended June 30, 2025 and 2024, respectively.

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
The following table illustrates the impact of the PAA on premium amortization expense for our Residential Securities portfolio for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(dollars in thousands)
Premium amortization expense	$28,138	$10,437	$85,550	$37,169
Less: PAA cost (benefit)	(3,862)	(7,306)	8,434	(10,319)
Premium amortization expense (excluding PAA)	$32,000	$17,743	$77,116	$47,488

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
The following table presents a reconciliation of GAAP debt to economic debt for purposes of calculating our economic leverage ratio for the periods presented:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	As of
	June 30, 2025	June 30, 2024
Economic leverage ratio reconciliation	(dollars in thousands)
Repurchase agreements	$66,541,378	$60,787,994
Other secured financing	1,025,000	600,000
Debt issued by securitization vehicles	24,107,249	15,831,915
Participations issued	1,556,900	1,144,821
U.S. Treasury securities sold, not yet purchased	2,528,167	1,974,602
Total GAAP debt	$95,758,694	$80,339,332
Less Non-recourse debt:
Debt issued by securitization vehicles	$(24,107,249)	$(15,831,915)
Participations issued	(1,556,900)	(1,144,821)
Total recourse debt	$70,094,545	$63,362,596
Plus / (Less):
Cost basis of TBA derivatives	7,686,600	1,639,941
Payable for unsettled trades	1,538,526	1,096,271
Receivable for unsettled trades	(1,134,896)	(320,659)
Economic debt *	$78,184,775	$65,778,149
Total equity	$13,474,363	$11,262,904
Economic leverage ratio *	5.8:1	5.8:1

* Represents a non-GAAP financial measure. Refer to the disclosure within this section above for additional information on non-GAAP financial measures.
The following table presents a reconciliation of GAAP total assets to economic total assets for purposes of calculating our economic capital ratio for the periods presented:

	As of
	June 30, 2025	June 30, 2024
Economic capital ratio reconciliation	(dollars in thousands)
Total GAAP assets	$112,141,892	$93,668,577
Less:
Gross unrealized gains on TBA derivatives (1)	(97,331)	(14,641)
Debt issued by securitization vehicles	(24,107,249)	(15,831,915)
Participations issued	(1,556,900)	(1,144,821)
Plus:
Implied market value of TBA derivatives	7,783,931	1,652,389
Total economic assets *	$94,164,343	$78,329,589
Total equity	$13,474,363	$11,262,904
Economic capital ratio (2) *	14.3%	14.4%

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
Economic interest expense is comprised of GAAP interest expense, the net interest component of interest rate swaps, and net interest on initial margin related to interest rate swaps, which is reported in Other, net in the Company’s Consolidated Statements of Comprehensive Income (Loss). Net interest on variation margin related to interest rate swaps is included in the Net interest component of interest rate swaps in the Company’s Consolidated Statements of Comprehensive Income (Loss). We use interest rate swaps to manage our exposure to changing interest rates on repurchase agreements by economically hedging cash flows associated with these borrowings. Accordingly, adding the net interest component of interest rate swaps to interest

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
expense, as computed in accordance with GAAP, reflects the total contractual interest expense and thus, provides investors with additional information about the cost of our financing strategy. We may use market agreed coupon (“MAC”) interest rate swaps in which we may receive or make a payment at the time of entering into such interest rate swap to compensate for the off-market nature of such interest rate swap. In accordance with GAAP, upfront payments associated with MAC interest rate swaps are not reflected in the net interest component of interest rate swaps, which is presented in Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss).
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
The following tables present a reconciliation of GAAP interest income and GAAP interest expense to non-GAAP interest income (excluding PAA), economic interest expense and economic net interest income (excluding PAA), respectively, for the periods presented:
Interest Income (excluding PAA)

	GAAP Interest Income	PAA Cost (Benefit)	Interest Income (excluding PAA) *
For the three months ended	(dollars in thousands)
June 30, 2025	$1,418,893	$(3,862)	$1,415,031
June 30, 2024	$1,177,325	$(7,306)	$1,170,019
For the six months ended
June 30, 2025	$2,736,001	$8,434	$2,744,435
June 30, 2024	$2,271,813	$(10,319)	$2,261,494
* Represents a non-GAAP financial measure. Refer to disclosures within this section above for additional information on non-GAAP financial measures.
Economic Interest Expense and Economic Net Interest Income (excluding PAA)

	GAAP Interest Expense	Add: Net Interest Component of Interest Rate Swaps and Net Interest on Initial Margin	Economic Interest Expense * (1)	GAAP Net Interest Income	Less: Net Interest Component of Interest Rate Swaps and Net Interest on Initial Margin	Economic Net Interest Income *	Add: PAA Cost (Benefit)	Economic Net Interest Income (excluding PAA) *
For the three months ended		(dollars in thousands)
June 30, 2025	$1,145,693	$(197,865)	$947,828	$273,200	$(197,865)	$471,065	$(3,862)	$467,203
June 30, 2024	$1,123,767	$(317,297)	$806,470	$53,558	$(317,297)	$370,855	$(7,306)	$363,549
For the six months ended
June 30, 2025	$2,242,830	$(402,254)	$1,840,576	$493,171	$(402,254)	$895,425	$8,434	$903,859
June 30, 2024	$2,224,706	$(647,446)	$1,577,260	$47,107	$(647,446)	$694,553	$(10,319)	$684,234
* Represents a non-GAAP financial measure. Refer to disclosures within this section above for additional information on non-GAAP financial measures.
(1) Economic interest expense is comprised of GAAP interest expense, the net interest component of interest rate swaps, and net interest on initial margin related to interest rate swaps, which is reported in Other, net in the Company’s Consolidated Statements of Comprehensive Income (Loss). Net interest on variation margin related to interest rate swaps is included in the Net interest component of interest rate swaps in the Company’s Consolidated Statements of Comprehensive Income (Loss).

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

	Experienced CPR (1)	Projected Long-term CPR (2)
For the three months ended
June 30, 2025	8.7%	9.1%
June 30, 2024	7.4%	8.5%
For the six months ended
June 30, 2025	7.9%	9.1%
June 30, 2024	6.7%	8.5%
(1) For the three and six months ended June 30, 2025 and 2024, respectively. (2) At June 30, 2025 and 2024, respectively.

Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA), Net Interest Margin (excluding PAA) and Average Economic Cost of Interest Bearing Liabilities
Net interest spread (excluding PAA), which is the difference between the average yield on interest earning assets (excluding PAA) and the average economic cost of interest bearing liabilities, which represents annualized economic interest expense divided by average interest bearing liabilities, and net interest margin (excluding PAA), which is calculated as the sum of interest income (excluding PAA) plus TBA dollar roll income less economic interest expense divided by the sum of average interest earning assets plus average TBA contract balances, provide management with additional measures of our profitability that management relies upon in monitoring the performance of the business.
Disclosure of these measures, which are presented below, provides investors with additional detail regarding how management evaluates our performance.
Net Interest Spread (excluding PAA)

	Average Interest Earning Assets (1)	Interest Income (excluding PAA) *	Average Yield on Interest Earning Assets (excluding PAA) *	Average Interest Bearing Liabilities (2)	Economic Interest Expense * (2)	Average Economic Cost of Interest Bearing Liabilities * (2)	Economic Net Interest Income (excluding PAA) *	Net Interest Spread (excluding PAA) *
For the three months ended	(dollars in thousands)
June 30, 2025	$104,623,036	$1,415,031	5.41%	$95,274,277	$947,828	3.94%	$467,203	1.47%
June 30, 2024	$91,008,934	$1,170,019	5.14%	$81,901,233	$806,470	3.90%	$363,549	1.24%
For the six months ended
June 30, 2025	$103,127,323	$2,744,435	5.32%	$93,637,989	$1,840,576	3.91%	$903,859	1.41%
June 30, 2024	$90,373,830	$2,261,494	5.00%	$81,291,672	$1,577,260	3.84%	$684,234	1.16%
* Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(1) Based on amortized cost.
(2) Average interest bearing liabilities reflects the average balances during the period. Average economic cost of interest bearing liabilities represents annualized economic interest expense divided by average interest bearing liabilities.Economic interest expense is comprised of GAAP interest expense, the net interest component of interest rate swaps, and net interest on initial margin related to interest rate swaps, which is reported in Other, net in the Company’s Consolidated Statements of Comprehensive Income (Loss). Net interest on variation margin related to interest rate swaps is included in the Net interest component of interest rate swaps in the Company’s Consolidated Statements of Comprehensive Income (Loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Net Interest Margin (excluding PAA)

	Interest Income (excluding PAA) *	TBA Dollar Roll Income (1)	Economic Interest Expense * (2)	Subtotal	Average Interest Earnings Assets	Average TBA Contract Balances	Subtotal	Net Interest Margin (excluding PAA) *
For the three months ended		(dollars in thousands)
June 30, 2025	$1,415,031	7,252	(947,828)	$474,455	$104,623,036	6,218,305	$110,841,341	1.71%
June 30, 2024	$1,170,019	486	(806,470)	$364,035	$91,008,934	998,990	$92,007,924	1.58%
For the six months ended
June 30, 2025	$2,744,435	18,527	(1,840,576)	$922,386	$103,127,323	5,421,759	$108,549,082	1.70%
June 30, 2024	$2,261,494	1,861	(1,577,260)	$686,095	$90,373,830	574,290	$90,948,120	1.51%
* Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(1) TBA dollar roll income represents a component of Net gains (losses) on derivatives.
(2) Economic interest expense is comprised of GAAP interest expense, the net interest component of interest rate swaps, and net interest on initial margin related to interest rate swaps, which is reported in Other, net in the Company’s Consolidated Statements of Comprehensive Income (Loss). Net interest on variation margin related to interest rate swaps is included in the Net interest component of interest rate swaps in the Company’s Consolidated Statements of Comprehensive Income (Loss).

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
Average Economic Cost of Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense * (1)	Average Economic Cost of Interest Bearing Liabilities *	Average One- Month Term SOFR	Average Six- Month Term SOFR	Average One-Month Term SOFR Relative to Average Six- Month Term SOFR	Average Economic Cost of Interest Bearing Liabilities Relative to Average One- Month Term SOFR	Average Economic Cost of Interest Bearing Liabilities Relative to Average Six-Month Term SOFR
For the three months ended
June 30, 2025	$95,274,277	$94,733,694	$947,828	3.94%	4.32%	4.19%	0.13%	(0.38%)	(0.25%)
June 30, 2024	$81,901,233	$79,739,332	$806,470	3.90%	5.33%	5.29%	0.04%	(1.43%)	(1.39%)
For the six months ended
June 30, 2025	$93,637,989	$94,733,694	$1,840,576	3.91%	4.32%	4.22%	0.10%	(0.41%)	(0.31%)
June 30, 2024	$81,291,672	$79,739,332	$1,577,260	3.84%	5.33%	5.25%	0.08%	(1.49%)	(1.41%)
* Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(1) Economic interest expense is comprised of GAAP interest expense, the net interest component of interest rate swaps, and net interest on initial margin related to interest rate swaps, which is reported in Other, net in the Company’s Consolidated Statements of Comprehensive Income (Loss). Net interest on variation margin related to interest rate swaps is included in the Net interest component of interest rate swaps in the Company’s Consolidated Statements of Comprehensive Income (Loss).

Economic interest expense increased by $141.4 million for the three months ended June 30, 2025, compared to the same period in 2024, primarily due to the reduction in the net interest component of interest rate swaps, which was $185.7 million for the three months ended June 30, 2025, compared to $298.4 million for the same period in 2024. Additionally, this increase resulted from higher securitized debt balances from new securitizations, partially offset by lower interest expense on repurchase agreements from lower average rates.
Economic interest expense increased by $263.3 million for the six months ended June 30, 2025 compared to the same period in 2024, primarily due to the reduction in the net interest component of interest rate swaps, which was $377.2 million for the six months ended June 30, 2025, compared to $628.5 million for the same period in 2024. Additionally, this increase resulted from higher securitized debt balances from new securitizations, partially offset by lower interest expense on repurchase agreements from lower average rates.
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
At June 30, 2025 and December 31, 2024, the majority of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Securities, residential mortgage loans, and MSR. All of our Residential Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and maintain the liquidity and strength of our balance sheet.

Other Income (Loss)
For the Three Months Ended June 30, 2025 and 2024

Net Gains (Losses) on Investments and Other
Net gains (losses) on disposal of investments was ($83.5) million for the three months ended June 30, 2025, compared to ($336.0) million for the same period in 2024. For the three months ended June 30, 2025, we disposed of Residential Securities with a carrying value of $3.3 billion for an aggregate net gain (loss) of ($25.8) million. For the same period in 2024, we disposed of Residential Securities with a carrying value of $5.2 billion for an aggregate net gain (loss) of ($375.0) million.
Realized gains (losses) on U.S. Treasury securities sold, not yet purchased was $0.0 million for the three months ended June 30, 2025, compared to $68.9 million for the same period in 2024.
Net unrealized gains (losses) on instruments measured at fair value through earnings was $167.0 million for the three months ended June 30, 2025, compared to ($232.8) million for the same period in 2024, primarily due to favorable changes in unrealized gains (losses) on Agency MBS of $395.6 million, securitized residential whole loans of consolidated VIEs of $107.3 million, and U.S. Treasury securities sold, not yet purchased of $35.8 million, partially offset by unfavorable changes in residential securitized debt of consolidated VIEs of ($63.9) million, MSR of ($36.3) million, Non-Agency MBS of ($26.7) million, and residential whole loans of ($9.7) million.
Net Gains (Losses) on Derivatives
Net gains (losses) on interest rate swaps for the three months ended June 30, 2025 was ($338.3) million, compared to $414.6 million for the same period in 2024, primarily attributable to unfavorable changes in unrealized gains (losses) on interest rate swaps, net interest component of interest rate swaps and realized gains (losses) on termination or maturity of interest rate swaps. Unrealized gains (losses) on interest rate swaps was ($492.2) million for the three months ended June 30, 2025, compared to $97.5 million for the same period in 2024. Net interest component on interest rate swaps was $185.7 million for the three months ended June 30, 2025, compared to $298.4 million for the same period in 2024. Realized gains (losses) on termination or maturity of interest rate swaps was ($31.8) million for the three months ended June 30, 2025, compared to $18.7 million for the same period in 2024, which reflected our termination or maturity of fixed-rate payer interest rate swaps with notional amounts of $3.8 billion, compared to fixed-rate payer and receiver interest rate swaps with notional amounts of $410.0 million and $3.0 billion, respectively, for the same period in 2024.
Net gains (losses) on other derivatives was ($50.5) million for the three months ended June 30, 2025, compared to $15.9 million for the same period in 2024. The change in net gains (losses) on other derivatives was primarily due to unfavorable changes in net gains (losses) on futures, which was ($69.4) million for the three months ended June 30, 2025, compared to $2.3 million for the same period in 2024, and net gains (losses) on interest rate swaptions, which was ($0.6) million for the three months ended June 30, 2025, compared to $11.5 million for the same period in 2024, partially offset by a favorable change in net gains (losses) on TBA derivatives, which was $17.0 million for the three months ended June 30, 2025, compared to ($0.3) million for the same period in 2024.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Other, Net
Other, net includes brokerage and commission fees, due diligence costs, securitization expenses, and interest on custodial balances. We also report in Other, net items whose amounts, either individually or in the aggregate, would not, in the opinion of management, be meaningful to readers of the financial statements. Given the nature of certain components of this line item, balances may fluctuate from period to period. Other, net for the three months ended June 30, 2025 was $15.8 million, compared to $24.8 million for the same period in 2024, primarily attributable to a decrease in net interest income on initial margin related to interest rate swaps, an increase in MSR financing expenses and servicing fees on loans, partially offset by an increase in interest on custodial balances, advisory income, and earnings from unconsolidated joint ventures.

For the Six Months Ended June 30, 2025 and 2024

Net Gains (Losses) on Investments and Other
Net gains (losses) on disposal of investments and other was ($132.8) million for the six months ended June 30, 2025, compared to ($881.9) million for the same period in 2024. For the six months ended June 30, 2025, we disposed of Residential Securities with a carrying value of $8.5 billion for an aggregate net gain (loss) of ($80.4) million. For the same period in 2024, we disposed of Residential Securities with a carrying value of $13.3 billion for an aggregate net gain (loss) of ($813.2) million.
Realized gains (losses) on U.S. Treasury securities sold, not yet purchased was $43.8 million for the six months ended June 30, 2025, compared to ($8.9) million for the same period in 2024.
Net unrealized gains (losses) on instruments measured at fair value through earnings was $1.0 billion for the six months ended June 30, 2025, compared to ($680.9) million for the same period in 2024, primarily due to favorable changes on Agency MBS of $2.0 billion, securitized residential whole loans of consolidated VIEs of $394.5 million and residential whole loans of $28.7 million, partially offset by unfavorable changes in unrealized gains (losses) on securitized debt of consolidated VIEs of ($320.8) million, U.S. Treasury securities sold, not yet purchased of ($210.1) million, MSR of ($76.4) million, non-Agency MBS of ($75.2) million, CRT securities of ($34.3) million, and participations issued of ($10.5) million.

Net Gains (Losses) on Derivatives
Net gains (losses) on interest rate swaps for the six months ended June 30, 2025 was ($944.2) million, compared to $1.6 billion for the same period in 2024, attributable to unfavorable changes in unrealized gains (losses) on interest rate swaps, the change in the net interest component of interest rate swaps and realized gains (losses) on termination of interest rate swaps. Unrealized gains (losses) on interest rate swaps was ($1.2) billion for the six months ended June 30, 2025, compared to $998.4 million for the same period in 2024. Net interest component on interest rate swaps was $377.2 million for the six months ended June 30, 2025, compared to $628.5 million for the same period in 2024. Realized gains (losses) on termination of interest rate swaps was ($75.6) million for the six months ended June 30, 2025, compared to ($2.5) million for the same period in 2024, which reflected our termination of fixed-rate payer and receiver interest rate swaps with notional amounts of $15.5 billion and $3.2 billion, respectively, compared to fixed-rate payer and receiver interest rate swaps with notional amounts of $2.7 billion and $3.3 billion, respectively, for the same period in 2024.
Net gains (losses) on other derivatives was ($422.5) million for the six months ended June 30, 2025, compared to $183.2 million for the same period in 2024. The change in net gains (losses) on other derivatives was primarily due to unfavorable changes in net gains (losses) on futures, which was ($472.9) million for the six months ended June 30, 2025, compared to $139.4 million for the same period in 2024, and net gains (losses) on interest rate swaptions, which was ($9.2) million for the six months ended June 30, 2025, compared to $42.2 million for the same period in 2024, partially offset by a favorable change in TBA derivatives, which was $47.2 million for the six months ended June 30, 2025, compared to $6.0 million for the same period in 2024, and purchase commitments, which was $12.4 million for the six months ended June 30, 2025, compared to ($4.3) million for the same period in 2024.

Other, Net
Other, net for the six months ended June 30, 2025 was $23.2 million, compared to $48.2 million for the same period in 2024, primarily attributable to an increase in securitization related costs and MSR financing expenses, a decrease in net interest income on initial margin related to interest rate swaps, partially offset by an increase in interest on custodial balances and conduit transaction fees.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
General and Administrative Expenses
General and administrative (“G&A”) expenses consist of compensation and other expenses. The following table shows our total G&A expenses as compared to average total assets and average equity for the periods presented.
G&A Expenses and Operating Expense Ratios

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the three months ended	(dollars in thousands)
June 30, 2025	$50,018	0.18%	1.51%
June 30, 2024	$44,891	0.19%	1.58%
For the six months ended
June 30, 2025	$98,082	0.18%	1.50%
June 30, 2024	$83,461	0.18%	1.47%

G&A expenses were $50.0 million for the three months ended June 30, 2025, an increase of $5.1 million compared to the same period in 2024. The change in the period was primarily due to an increase in compensation expenses and higher expenses related to rent, professional fees and technology.
G&A expenses were $98.1 million for the six months ended June 30, 2025, an increase of $14.6 million compared to the same period in 2024. The change in the period was primarily due to an increase in compensation expenses and higher expenses related to rent, professional fees and technology.

Return on Average Equity
The following table shows the components of our annualized return on average equity for the periods presented.
Components of Annualized Return on Average Equity

	Economic Net Interest Income/ Average Equity (1)	Net Servicing Income/Average Equity	Other Income (Loss)/Average Equity (2)	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the three months ended
June 30, 2025	13.82%	3.83%	(14.31%)	(1.51%)	(0.01%)	1.82%
June 30, 2024	12.37%	3.79%	(14.47%)	(1.58%)	(0.42%)	(0.31%)
For the six months ended
June 30, 2025	13.30%	3.87%	(12.63%)	(1.50%)	(0.13%)	2.91%
June 30, 2024	11.89%	3.71%	(5.91%)	(1.47%)	(0.19%)	8.03%
(1) Economic net interest income includes the net interest component of interest rate swaps and net interest on initial margin related to interest rate swaps, which is reported in Other, net in the Company’s Consolidated Statements of Comprehensive Income (Loss). Net interest on variation margin related to interest rate swaps is included in the Net interest component of interest rate swaps in the Company's Consolidated Statements of Comprehensive Income (Loss).
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	June 30, 2025	December 31, 2024
	(dollars in thousands)
Unrealized gain	$4,899	$4,221
Unrealized loss	(744,945)	(1,021,903)
Accumulated other comprehensive income (loss)	$(740,046)	$(1,017,682)

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
The fair value of these securities being less than amortized cost at June 30, 2025 is solely due to market conditions and not the quality of the assets. Substantially all of the Agency MBS have an actual or implied credit rating that is the same as that of the U.S. government. The investments do not require an allowance for credit losses because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal and interest amounts of the securities by the respective issuing Agency.

Financial Condition
Total assets were $112.1 billion and $103.6 billion at June 30, 2025 and December 31, 2024, respectively. The change was primarily due to increases in securitized residential whole loans of consolidated VIEs of $5.0 billion, securities of $3.7 billion, mortgage servicing rights of $372.1 million, cash and cash equivalents of $570.8 million, and residential mortgage loans of $175.4 million, partially offset by decreases in receivables for unsettled trades of $1.1 billion and principal and interest receivable of $238.5 million. Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class were as follows at June 30, 2025.

	Agency MBS	Residential Credit (1)	MSR	Total
Assets	(dollars in thousands)
Fair value	$71,756,638	$32,488,050	$3,281,190	$107,525,878
Implied market value of derivatives (2)	7,783,931	—	—	7,783,931
Debt
Repurchase agreements	62,124,475	4,416,903	—	66,541,378
Implied cost basis of derivatives (2)	7,686,600	—	—	7,686,600
Other secured financing	—	—	1,025,000	1,025,000
Debt issued by securitization vehicles	—	24,107,249	—	24,107,249
Participations issued	—	1,556,900	—	1,556,900
U.S. Treasury securities sold, not yet purchased	2,505,281	40,408	(17,522)	2,528,167
Net forward purchases	374,328	—	29,302	403,630
Other
Net other assets / liabilities	1,503,616	192,624	317,238	2,013,478
Net equity allocated	$8,353,501	$2,559,214	$2,561,648	$13,474,363

Net equity allocated (%)	62%	19%	19%	100%
Debt/net equity ratio (3)	7.7:1	11.8:1	0.4:1	7.1:1

(1) Fair value includes residential loans held for sale, commercial assets and liabilities and assets and liabilities associated with non-controlling interests.
(2) Derivatives include TBA contracts under Agency MBS.
(3) Represents the debt/net equity ratio as determined using amounts in the Consolidated Statements of Financial Condition.

Residential Securities
Substantially all of our Agency MBS at June 30, 2025 and December 31, 2024 were backed by single-family residential mortgage loans and were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Fannie Mae, Freddie Mac or Ginnie Mae pass through certificates or CMOs, which have an actual or implied credit rating that is the same as that of the U.S. government. We carry all of our Agency MBS at fair value in the Consolidated Statements of Financial Condition.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
We accrete discount balances as an increase to interest income over the expected life of the related interest earning assets and we amortize premium balances as a decrease to interest income over the expected life of the related interest earning assets. At June 30, 2025 and December 31, 2024 we had in our Consolidated Statements of Financial Condition a total of $1.4 billion and $1.3 billion, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Securities acquired at a price below principal value) and a total of $2.6 billion and $2.5 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Residential Securities acquired at a price above principal value).
The weighted average experienced prepayment speed on our Agency MBS portfolio for the three months ended June 30, 2025 and 2024 was 8.7% and 7.4%, respectively. The weighted average experienced prepayment speed on our Agency MBS portfolio for the six months ended June 30, 2025 and 2024 was 7.9% and 6.7%, respectively. The weighted average projected long-term prepayment speed on our Agency MBS portfolio as of June 30, 2025 and 2024 was 9.1% and 8.5%, respectively.
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

The following table presents our Residential Securities that were carried at fair value at June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
	Estimated Fair Value
Agency
Fixed-rate pass-through	$66,218,850	$63,049,674
Adjustable-rate pass-through	134,142	162,238
CMO	2,842	73,684
Interest-only	546,213	380,732
Multifamily	4,830,294	3,741,765
Reverse mortgages	24,297	25,975
Total agency securities	$71,756,638	$67,434,068
Residential credit
Credit risk transfer	$414,047	$754,915
Non-QM	215,213	164,892
Prime	104,091	102,117
SBC	195,037	233,572
NPL/RPL	485,254	682,440
RTL	170,647	151,852
Prime jumbo (>= 2010 vintage)	159,699	158,313
Total residential credit securities	$1,743,988	$2,248,101
Total Residential Securities	$73,500,626	$69,682,169

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The following table summarizes certain characteristics of our Residential Securities (excluding interest-only mortgage-backed securities) and interest-only mortgage-backed securities at June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
Residential Securities (1)	(dollars in thousands)
Principal amount	$73,239,975	$70,783,559
Net premium	(23,140)	110,212
Amortized cost	73,216,835	70,893,771
Amortized cost / principal amount	99.97%	100.16%
Carrying value	72,320,981	68,717,038
Carrying value / principal amount	98.75%	97.08%
Weighted average coupon rate	5.05%	5.02%
Weighted average yield	5.01%	4.96%
Adjustable-rate Residential Securities (1)
Principal amount	$605,411	$951,400
Weighted average coupon rate	8.06%	8.41%
Weighted average yield	7.32%	7.59%
Weighted average term to next adjustment (2)	5 Months	6 Months
Weighted average lifetime cap (3)	9.40%	9.33%
Principal amount at period end as % of total residential securities	0.83%	1.34%
Fixed-rate Residential Securities (1)
Principal amount	$72,634,564	$69,832,159
Weighted average coupon rate	5.02%	4.97%
Weighted average yield	4.99%	4.93%
Principal amount at period end as % of total residential securities	99.17%	98.66%
Interest-only Residential Securities
Notional amount	$44,459,028	$38,352,812
Net premium	1,234,681	1,091,361
Amortized cost	1,234,681	1,091,361
Amortized cost / notional amount	2.78%	2.85%
Carrying value	1,179,645	965,131
Carrying value / notional amount	2.65%	2.52%
Weighted average coupon rate	0.58%	0.46%
Weighted average yield	3.04%	2.40%
(1) Excludes interest-only MBS. (2) Excludes non-Agency MBS and CRT securities. (3) Excludes non-Agency MBS and CRT securities as this attribute is not applicable to these asset classes.
The following tables summarize certain characteristics of our Residential Credit portfolio at June 30, 2025.

		Payment Structure		Investment Characteristics (1)
Product	Estimated Fair Value	Senior	Subordinate	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR (2)
(dollars in thousands)
Credit risk transfer	$414,047	$—	$414,047	8.97%	1.60%	1.07%	5.33%
Non-QM	215,213	—	215,213	7.12%	9.17%	4.38%	17.70%
Prime	104,091	91,667	12,424	6.52%	34.29%	3.66%	10.17%
SBC	195,037	24,784	170,253	7.24%	24.65%	13.36%	19.64%
NPL/RPL	485,254	200,064	285,190	7.16%	22.95%	55.29%	6.68%
RTL	170,647	149,133	21,514	7.20%	18.84%	4.42%	63.85%
Prime jumbo (>=2010 vintage)	159,699	89,581	70,118	5.07%	1.05%	0.95%	7.21%
Total/weighted average	$1,743,988	$555,229	$1,188,759	7.45%	15.19%	20.16%	15.06%

(1) Investment characteristics exclude the impact of interest-only securities. (2) Represents the 3 month voluntary prepayment rate (“VPR”).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Bond Coupon
Product	ARM	Fixed	Floater	Interest-Only	Estimated Fair Value
(dollars in thousands)
Credit risk transfer	$—	$—	$414,047	$—	$414,047
Non-QM	1,313	213,900	—	—	215,213
Prime	—	71,504	—	32,587	104,091
SBC	—	188,295	6,742	—	195,037
NPL/RPL	—	473,633	11,562	59	485,254
RTL	—	170,647	—	—	170,647
Prime jumbo (>=2010 vintage)	—	51,251	18,868	89,580	159,699
Total	$1,313	$1,169,230	$451,219	$122,226	$1,743,988

Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations at June 30, 2025. The table does not include the effect of net interest rate payments on our interest rate swap agreements. The net swap payments will fluctuate based on monthly changes in the receive rate. At June 30, 2025, the interest rate swaps had a net fair value of ($18.5) million.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$66,202,293	$339,085	$—	$—	$66,541,378
Interest expense on repurchase agreements (1)	426,256	13,764	—	—	440,020
Other secured financing	250,000	775,000	—	—	1,025,000
Interest expense on other secured financing (1)	62,921	34,884	—	—	97,805
Debt issued by securitization vehicles (principal)	—	—	—	24,729,626	24,729,626
Interest expense on debt issued by securitization vehicles	1,364,065	2,728,130	2,728,130	42,235,198	49,055,523
Participations issued (principal)	—	—	—	1,511,584	1,511,584
Interest expense on participations issued	107,272	214,545	214,545	2,661,928	3,198,290
Long-term operating lease obligations	1,222	4,572	7,662	50,126	63,582
Total	$68,414,029	$4,109,980	$2,950,337	$71,188,462	$146,662,808

(1) Interest expense on repurchase agreements and other secured financing calculated based on rates at June 30, 2025.
In the coming periods, we expect to continue to finance our Residential Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use securitization structures, credit facilities, or other term financing structures to finance certain of our assets. During the six months ended June 30, 2025, we received $3.8 billion from principal repayments and $9.5 billion in cash from disposal of Securities. During the six months ended June 30, 2024, we received $3.1 billion from principal repayments and $14.9 billion in cash from disposal of Securities.
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

Stockholders’ Equity
The following table provides a summary of total stockholders’ equity at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Stockholders’ equity	(dollars in thousands)
6.95% Series F fixed-to-floating rate cumulative redeemable preferred stock	$696,910	$696,910
6.50% Series G fixed-to-floating rate cumulative redeemable preferred stock	411,335	411,335
6.75% Series I fixed-to-floating rate cumulative redeemable preferred stock	428,324	428,324
Common stock	6,421	5,784
Additional paid-in capital	26,520,657	25,257,716
Accumulated other comprehensive income (loss)	(740,046)	(1,017,682)
Accumulated deficit	(13,942,302)	(13,173,146)
Total stockholders’ equity	$13,381,299	$12,609,241

Capital Stock
Common Stock
In January 2022, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding shares of common stock through December 31, 2024 (the “Prior Common Stock Repurchase Program”). In January 2025, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding shares of common stock through December 31, 2029 (the “Current Common Stock Repurchase Program”). The Current Common Stock Repurchase Program replaced the Prior Common Stock Repurchase Program. During the three and six months ended June 30, 2025 and 2024, no shares were repurchased under the Current Common Stock Repurchase Program or the Prior Common Stock Repurchase Program, respectively.

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
On May 8, 2025, we entered into separate Distribution Agency Agreements (collectively, the “Sales Agreements”) with each of Barclays Capital Inc., BNP Paribas Securities Corp., BofA Securities, Inc., BTIG, LLC, Citizens JMP Securities, LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., Morgan Stanley & Co., LLC, Piper Sandler & Co., RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC (the “Sales Agents”), which terminated and replaced the Prior Sales Agreements. Under the terms of the Sales Agreements, we may offer and sell shares of our common stock, having an aggregate offering price of up to $2.0 billion (the “Shares”), from time to time through any of the Sales Agents (the "Current At-The-Market Sales Program" and, together with the Prior At-The-Market Sales Program, the "at-the-market sales program").

During the three and six months ended June 30, 2025, under the at-the-market sales program, we issued 39.7 million and 63.0 million shares for proceeds of $761.2 million and $1.3 billion, respectively, each net of commissions and fees. During the three and six months ended June 30, 2024, under the Prior At-The-Market Sales Program, we issued 0.6 million shares for

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
proceeds of $11.3 million, net of commissions and fees. Refer to the “Capital Stock” Note located within Item 1 for additional information related to the at-the-market sales program.

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
The Preferred Stock Repurchase Program became effective on January 1, 2025 and will expire on December 31, 2029, and replaced the Preferred Stock repurchase program, which was effective from November 2, 2022 and expired on December 31, 2024 (the “Prior Preferred Stock Repurchase Program”). No shares were repurchased with respect to the Preferred Stock Repurchase Program during the three and six months ended June 30, 2025 and the Prior Preferred Stock Repurchase Program during the three and six months ended June 30, 2024.
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
Our GAAP leverage ratio at June 30, 2025 and December 31, 2024 was 7.1:1 and 7.1:1, respectively. Our economic leverage ratio, which is computed as the sum of Recourse Debt, cost basis of TBA derivatives outstanding, and net forward purchases (sales) of investments divided by total equity was 5.8:1 and 5.5:1, at June 30, 2025 and December 31, 2024, respectively. Our GAAP capital ratio at June 30, 2025 and December 31, 2024 was 12.0% and 12.3%, respectively. Our economic capital ratio, which represents our ratio of stockholders’ equity to total economic assets (inclusive of the implied market value of TBA derivatives and net of debt issued by securitization vehicles and participations issued), was 14.3% and 14.8% at June 30, 2025 and December 31, 2024, respectively. Economic leverage ratio and economic capital ratio are non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section for additional information, including reconciliations to their most directly comparable GAAP results.

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
Governance
Risk management begins with our Board, through the review and oversight of the risk management framework, and executive management, through the ongoing formulation of risk management practices and related execution in managing risk. The Board exercises its oversight of risk management primarily through the Risk Committee and Audit Committee with support from the other Board Committees. The Risk Committee is responsible for oversight of our risk governance structure, risk management (operational and market risk) and risk assessment guidelines and policies and our risk appetite. The Audit Committee is responsible for oversight of the quality and integrity of our accounting, internal controls and financial reporting practices, including independent auditor selection, evaluation and review, and oversight of the internal audit function. The Risk Committee and the Audit Committee jointly oversee practices and policies related to cybersecurity and receive regular reports from management throughout the year on cybersecurity and related risks. The Management Development and Compensation Committee is responsible for oversight of risk related to our compensation policies and practices and other human capital matters such as succession and culture. The Nominating/Corporate Governance Committee assists the Board in its oversight of our corporate governance framework and the annual self-evaluation of the Board, and the Corporate Responsibility Committee assists the Board in its oversight of any matters that may present reputational or environmental sustainability risk to us. The full Board has overall responsibility for this oversight, and the Corporate Responsibility Committee meets jointly with other Committees from time to time in order to review areas of shared responsibility.
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
To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At June 30, 2025 and December 31, 2024, the weighted average days to maturity was 49 days and 32 days, respectively.
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
At June 30, 2025, we had total financial assets and cash pledged against existing liabilities of $72.0 billion. The weighted average haircut was approximately 3% on repurchase agreements. The quality and character of the Residential Securities that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change at June 30, 2025, compared to the same period in 2024, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the three months ended June 30, 2025.
The following table presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
For the three months ended	(dollars in thousands)
June 30, 2025	$67,699,628	$66,541,378	$3,434,050	$—
March 31, 2025	66,724,268	61,659,460	2,721,386	—
December 31, 2024	68,092,016	65,688,923	2,778,970	—
September 30, 2024	67,092,629	64,310,276	3,041,120	—
June 30, 2024	63,043,218	60,787,994	2,322,479	—
March 31, 2024	64,027,388	58,975,232	2,323,485	—
December 31, 2023	61,924,576	62,201,543	1,340,204	—
September 30, 2023	66,020,036	64,693,821	257,097	—
June 30, 2023	64,591,463	61,637,600	600,968	—
Our committed facility warehouse lines provide financing for our MSR portfolio for liquidity purposes. We maintain a conservative approach to these facilities, generally over-collateralizing the lines against margin calls.
The following table provides information on our repurchase agreements and other secured financing by maturity date at June 30, 2025. The weighted average remaining maturity on our repurchase agreements and other secured financing was 56 days at June 30, 2025:

	June 30, 2025
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$23,781,373	4.52%	35.2%
2 to 29 days	1,831,806	5.03%	2.7%
30 to 59 days	12,906,755	4.53%	19.1%
60 to 89 days	25,870,163	4.49%	38.3%
90 to 119 days	300,230	4.62%	0.4%
Over 119 days (1)	2,876,051	6.51%	4.3%
Total	$67,566,378	4.61%	100.0%

(1) Approximately 2% of the total repurchase agreements and other secured financing had a remaining maturity over 1 year.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
We also finance our investments in residential mortgage loans through the issuance of securitization transactions sponsored by our wholly-owned subsidiary Onslow Bay Financial LLC (“Onslow Bay”) under the Onslow Bay private-label securitization program. In order to increase financing optionality for our Onslow Bay platform, during the quarter we renewed or extended existing facilities and upsized two facilities by a total of $250 million.
The following table presents our outstanding debt balances and associated weighted average rates and days to maturity at June 30, 2025:

		Weighted Average Rate
	Principal Balance	As of Period End	For the Quarter	Weighted Average Days to Maturity (1)
	(dollars in thousands)
Repurchase agreements	$66,541,378	4.57%	4.53%	49
Other secured financing	1,025,000	7.00%	7.03%	491
Debt issued by securitization vehicles (2)	24,729,626	5.52%	5.32%	12,947
Participations issued (2)	1,511,584	6.94%	6.48%	10,882
Total indebtedness	$93,807,588

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
Assets are considered encumbered if pledged as collateral against an existing liability, and therefore are no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets at June 30, 2025:

	Encumbered Assets	Unencumbered Assets	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,791,768	$267,077	$2,058,845
Investments, at carrying value (1)
Agency mortgage-backed securities	67,094,722	4,442,406	71,537,128
Credit risk transfer securities	375,949	38,098	414,047
Non-agency mortgage-backed securities	776,434	553,507	1,329,941
Residential mortgage loans (2)	30,180,529	563,533	30,744,062
MSR	3,245,125	36,065	3,281,190
Other assets (3)	—	51,929	51,929
Total financial assets	$103,464,527	$5,952,615	$109,417,142

(1) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported in the Consolidated Statements of Financial Condition.
(2) Includes assets transferred or pledged to securitization vehicles.
(3) Includes commercial real estate investments and interests in certain joint ventures.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is also considered and is subject to certain parameters. The composition is monitored for concentration risk, including in respect of our deposits of our cash and cash equivalents, and asset type. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets at June 30, 2025:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Carrying Value (1)
Liquid assets	(dollars in thousands)
Cash and cash equivalents	$2,058,845
Residential Securities (2)	73,281,057
Residential mortgage loans (3)	3,722,272
Total liquid assets	$79,062,174
Percentage of liquid assets to carrying amount of encumbered and unencumbered financial assets (4)	95.97%
(1) Carrying value approximates the market value of assets. The assets listed in this table include $72.0 billion of assets that have been pledged as collateral against existing liabilities at June 30, 2025. Please refer to the Encumbered and Unencumbered Assets table for related information.
(2) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported in the Consolidated Statements of Financial Condition.
(3) Excludes securitized residential mortgage loans transferred or pledged to consolidated VIEs carried at fair value of $27.0 billion.
(4) Denominator is computed based on the carrying amount of encumbered and unencumbered financial assets, excluding assets transferred or pledged to securitization vehicles, of $27.0 billion.

Maturity Profile and Interest Rate Sensitivity
We consider the profile of our assets, liabilities and derivatives when managing both liquidity risk as well as investment/market risk. We determine the amount of liquid assets that are required to be held by monitoring several liquidity metrics. We utilize several modeling techniques to analyze our current and potential obligations including the expected cash flows from our assets, liabilities and derivatives. The following table illustrates the expected final maturities and cash flows of our assets, liabilities and derivatives. The table is based on a static portfolio and assumes no reinvestment of asset cash flows and no future liabilities are entered into. In assessing the maturity of our assets, liabilities and off-balance sheet obligations, we use the stated maturities, or our prepayment expectations for assets and liabilities that exhibit prepayment characteristics. Cash and cash equivalents are included in the ‘Less than 3 Months’ maturity bucket, as they are typically held for a short period of time.
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
The interest rate sensitivity of our assets and liabilities in the following table at June 30, 2025 could vary substantially based on actual prepayment experience.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$2,058,845	$—	$—	$—	$2,058,845
Agency mortgage-backed securities (principal)	—	141	19,381	71,553,757	71,573,279
Residential credit risk transfer securities (principal)	—	4,786	77,917	309,276	391,979
Non-agency mortgage-backed securities (principal)	193,061	76,023	382,227	623,406	1,274,717
Commercial mortgage-backed securities (principal)	—	—	—	—	—
Total securities	193,061	80,950	479,525	72,486,439	73,239,975
Residential mortgage loans (principal)	—	—	—	3,617,978	3,617,978
Total loans	—	—	—	3,617,978	3,617,978
Assets transferred or pledged to securitization vehicles (principal)	—	—	—	27,453,481	27,453,481
Total financial assets - maturity	2,251,906	80,950	479,525	103,557,898	106,370,279
Effect of utilizing reset dates (1)	27,867,224	537,306	545,104	(28,949,634)	—
Total financial assets - interest rate sensitive	$30,119,130	$618,256	$1,024,629	$74,608,264	$106,370,279
Financial liabilities
Repurchase agreements	$64,390,097	$1,812,196	$339,085	$—	$66,541,378
Debt issued by securitization vehicles (principal)	—	—	—	24,729,626	24,729,626
Participations issued (principal)	—	—	—	1,511,584	1,511,584
U.S. Treasury securities sold, not yet purchased	2,528,167	—	—	—	2,528,167
Total financial liabilities - maturity	66,918,264	1,812,196	339,085	26,241,210	95,310,755
Effect of utilizing reset dates (1)(2)	(54,574,671)	1,205,000	21,263,663	32,106,008	—
Total financial liabilities - interest rate sensitive	$12,343,593	$3,017,196	$21,602,748	$58,347,218	$95,310,755

Maturity gap	$(64,666,358)	$(1,731,246)	$140,440	$77,316,688	$11,059,524

Cumulative maturity gap	$(64,666,358)	$(66,397,604)	$(66,257,164)	$11,059,524

Interest rate sensitivity gap	$17,775,537	$(2,398,940)	$(20,578,119)	$16,261,046	$11,059,524

Cumulative rate sensitivity gap	$17,775,537	$15,376,597	$(5,201,522)	$11,059,524

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
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
We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The net interest income simulations incorporate the interest expense effect of rate resets on liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. The following table presents estimates at June 30, 2025. Actual results could differ materially from these estimates.

Change in Interest Rate (1)	Estimated Percentage Change in Portfolio Value (2)	Estimated Change as a % on NAV (2)(3)	Projected Percentage Change in Economic Net Interest Income (4)
-75 Basis points	(0.3%)	(2.1%)	(0.8%)
-50 Basis points	(0.1%)	(0.7%)	(0.1%)
-25 Basis points	—%	—%	0.2%
+25 Basis points	(0.1%)	(0.6%)	(0.7%)
+50 Basis points	(0.2%)	(1.7%)	(1.9%)
+75 Basis points	(0.4%)	(3.1%)	(3.6%)
MBS Spread Shock (1)	Estimated Change in Portfolio Market Value (2)	Estimated Change as a % on NAV (2)(3)
-25 Basis points	1.4%	10.2%
-15 Basis points	0.9%	6.1%
-5 Basis points	0.3%	2.0%
+5 Basis points	(0.3%)	(2.0%)
+15 Basis points	(0.8%)	(6.0%)
+25 Basis points	(1.4%)	(9.9%)
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
Our portfolio composition, based on balance sheet values, at June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025	December 31, 2024
Category
Agency mortgage-backed securities	66.7%	68.6%
Credit risk transfer securities	0.4%	0.8%
Non-agency mortgage-backed securities	1.2%	1.5%
Residential mortgage loans (1)	28.6%	26.0%
Commercial mortgage-backed securities	—%	0.1%
Mortgage servicing rights	3.1%	3.0%
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
We monitor our exposure to counterparties across several dimensions including by type of arrangement, collateral type, counterparty type, ratings and geography. Additionally, ALCO has oversight of our counterparty exposure. The following table summarizes our exposure to counterparties by geography at June 30, 2025:

	Number of Counterparties	Secured Financing (1)	Interest Rate Swaps at Fair Value	Exposure (2)
Geography	(dollars in thousands)
North America	20	$51,504,685	$(14,184)	$3,708,214
Europe	11	11,449,728	(4,360)	867,973
Asia (non-Japan)	1	483,589	—	17,419
Japan	4	4,128,376	—	952,735
Total	36	$67,566,378	$(18,544)	$5,546,341

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
Cybersecurity is part of our enterprise-wide risk management framework. Processes for assessing, identifying and managing cybersecurity risks include cybersecurity risk assessments, use of key risk indicators, vendor cybersecurity risk management, employee training, including phishing exercises and cybersecurity awareness training, penetration testing, evaluation of cybersecurity insurance and periodic engagements by our internal audit department, which validates whether our cybersecurity program and information security practices align with relevant parts of the National Institute of Standards and Technology (“NIST”) framework. We periodically engage penetration testing companies and law firms to assist in these processes. When we do so, we hire reputable companies, limit their access to only information necessary for the specific purpose and maintain security controls around confidential information, including personal information. We also maintain a Cybersecurity Incident Response Plan (“Response Plan”) with processes to identify, contain, mitigate and escalate cybersecurity incidents, utilizing cross-functional expertise and external resources as needed. We conduct periodic tabletop exercises to test our Response Plan and our reaction to various business disruption events, and the results of these tabletop exercises are reported to the Cybersecurity Committee and the ERC.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

E

Earnings available for distribution (“EAD”) and Earnings available for distribution Per Average Common Share
Non-GAAP financial measure defined as the sum of (a) economic net interest income, (b) TBA dollar roll income, (c) net servicing income less realized amortization of MSR, (d) other income (loss) (excluding amortization of intangibles, non-EAD income allocated to equity method investments and other non-EAD components of other income (loss)), (e) general and administrative expenses (excluding transaction expenses and non-recurring items), and (f) income taxes (excluding the income tax effect of non-EAD income (loss) items) and excludes (g) the premium amortization adjustment representing the cumulative impact on prior periods, but not the current period, of quarter-over-quarter changes in estimated long-term prepayment speeds related to our Agency mortgage-backed securities. Earnings available for distribution per average common share is a non-GAAP financial measure calculated by dividing earnings available for distribution by average basic common shares for the period.

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

Economic Capital Ratio
Non-GAAP financial measure that is calculated as total stockholders’ equity divided by total economic assets. Total economic assets includes the implied market value of TBA derivatives and are net of debt issued by securitization vehicles and participations issued.

Economic Interest Expense
Non-GAAP financial measure that is comprised of GAAP interest expense, the net interest component of interest rate swaps and net interest on initial margin related to interest rate swaps, which is reported in Other, net in the Company’s Consolidated Statements of Comprehensive Income (Loss). Net interest on variation margin related to interest rate swaps is included in the Net interest component of interest rate swaps in the Company’s Consolidated Statements of Comprehensive Income (Loss).

Economic Leverage Ratio (Economic Debt-to-Equity Ratio)
Non-GAAP financial measure that is calculated as the sum of recourse debt, cost basis of TBA derivatives outstanding and net forward purchases (sales) of investments divided by total equity. Recourse debt consists of repurchase agreements, other secured financing and U.S. Treasury securities sold, not yet purchased. Debt issued by securitization vehicles and participations issued are non-recourse to us and are excluded from this measure.

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

Net Interest Margin and Net Interest Margin (excluding PAA)
Net interest margin represents our interest income less interest expense divided by average interest earning assets. Net interest margin (excluding PAA) is a non-GAAP financial measure that represents the sum of our interest income (excluding PAA) plus TBA dollar roll income less economic interest expense divided by the sum of average interest earning assets plus average outstanding TBA contract balances.

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

Non-Qualified Mortgage (“Non-QM”)
A loan that does not conform to the strict standards set by the Consumer Financial Protection Bureau for a Qualified Mortgage.

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

Residential Transition Loan (“RTL”)
A short-term loan primarily for the purpose of financing the construction or renovation of a residential property.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Small Balance Commercial (“SBC”)
A business-purpose loan secured by commercial or mixed-use real estate or by 1-4 unit residential properties owned for investment purposes. The average loan size of SBC securitizations is generally less than $1mm, in contrast to large balance commercial loans which generally start at $40mm and above.

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
There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2025, we were not party to any pending material legal proceedings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2025, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding common shares through December 31, 2029 (the “Current Common Stock Repurchase Program”). No shares were repurchased with respect to this share repurchase program during the quarter ended June 30, 2025. As of June 30, 2025, the maximum dollar value of shares that may yet be repurchased under this program was $1.5 billion.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2025, no director or officer of the Company adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K, except as set forth below:

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Duration of 10b5-1 Trading Arrangements	Aggregate Number of Securities to be Purchased or Sold
Anthony Green, Chief Corporate Officer and Chief Legal Officer	May 5, 2025	The plan’s maximum duration is until December 5, 2025 and the first trades will not occur until August 6, 2025 at the earliest	Up to 44,999 shares of common stock in multiple transactions

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
The instance document does not appear in the interactive data file because its Extensible Business Reporting Language (XBRL) tags are embedded within the Inline XBRL document. The following documents are formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition at June 30, 2025 (Unaudited) and December 31, 2024 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2024); (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and six months ended June 30, 2025 and 2024; (iii) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2025 and 2024; (iv) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2025 and 2024; and (v) Notes to Consolidated Financial Statements (Unaudited).

101.SCH XBRL	Taxonomy Extension Schema Document †
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document †
101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created †
101.LAB XBRL	Taxonomy Extension Label Linkbase Document †
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document †
104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (formatted in Inline XBRL and contained in Exhibit 101).
† Submitted electronically herewith.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNALY CAPITAL MANAGEMENT, INC.

Dated:	July 30, 2025	By: /s/ David L. Finkelstein
David L. Finkelstein
Chief Executive Officer, Co-Chief Investment Officer and Director (Principal Executive Officer)

Dated:	July 30, 2025	By: /s/ Serena Wolfe
Serena Wolfe
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-1