Form 10-Q
period 2025-09-30
ANNALY CAPITAL MANAGEMENT INC
filed 2025-10-30
CIK 1043219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  September 30, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _________________
COMMISSION FILE NUMBER:  1-13447

ANNALY CAPITAL MANAGEMENT INC
(Exact Name of Registrant as Specified in its Charter)

Maryland		22-3479661
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

1211 Avenue of the Americas
New York,	New York	10036
(Address of principal executive offices)		(Zip Code)
(212) 696-0100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NLY	New York Stock Exchange
6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	NLY.F	New York Stock Exchange
6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	NLY.G	New York Stock Exchange
6.75% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	NLY.I	New York Stock Exchange
8.875% Series J Fixed-Rate Cumulative Redeemable Preferred Stock	NLY.J	New York Stock Exchange

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

The number of shares of the registrant’s Common Stock outstanding on October 24, 2025 was 683,031,214.

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

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	Page
Item 1. Financial Statements	1
Consolidated Statements of Financial Condition at September 30, 2025 (Unaudited) and December 31, 2024 (Derived from the audited consolidated financial statements at December 31, 2024)	1
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and nine months ended September 30, 2025 and 2024	2
Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2025 and 2024	3
Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2025 and 2024	4
Notes to Consolidated Financial Statements (Unaudited)	5
Note 1. Description of Business	5
Note 2. Basis of Presentation	5
Note 3. Significant Accounting Policies	5
Note 4. Financial Instruments	8
Note 5. Securities	8
Note 6. Loans	12
Note 7. Mortgage Servicing Rights	14
Note 8. Variable Interest Entities	14
Note 9. Derivative Instruments	16
Note 10. Fair Value Measurements	21
Note 11. Intangible Assets	24
Note 12. Secured Financing	24
Note 13. Capital Stock	26
Note 14. Interest Income and Interest Expense	28
Note 15. Net Income (Loss) per Common Share	29
Note 16. Income Taxes	29
Note 17. Segments	31
Note 18. Risk Management	35
Note 19. Lease Commitments and Contingencies	36
Note 20. Subsequent Events	37
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Special Note Regarding Forward-Looking Statements	38
Overview	40
Business Environment	40
Results of Operations	43
Financial Condition	56
Capital Management	59
Risk Management	62
Critical Accounting Estimates	71
Glossary of Terms	74
Item 3. Quantitative and Qualitative Disclosures about Market Risk	83
Item 4. Controls and Procedures	83
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	84
Item 1A. Risk Factors	84
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	84
Item 5. Other Information	84
Item 6. Exhibits	84
SIGNATURES	II-1

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands, except per share data)
	September 30,	December 31,
	2025	2024 (1)
	(Unaudited)
Assets
Cash and cash equivalents (includes pledged assets of $1,776,349 and $1,202,880, respectively) (2)	$2,096,696	$1,488,027
Securities (includes pledged assets of $76,380,480 and $67,692,062, respectively) (3)	85,062,725	69,756,447
Loans, net (includes pledged assets of $3,954,154 and $2,754,028, respectively) (4)	4,008,299	3,546,902
Mortgage servicing rights (includes pledged assets of $3,164,697 and $2,460,252, respectively)	3,476,181	2,909,134
Interests in MSR	35,833	—
Assets transferred or pledged to securitization vehicles	29,512,309	21,973,188
Derivative assets	47,899	225,351
Reverse repurchase agreements	35,004	—
Receivable for unsettled trades	185,916	2,201,447
Principal and interest receivable	959,435	1,069,038
Intangible assets, net	7,398	9,416
Other assets	433,877	377,434
Total assets	$125,861,572	$103,556,384
Liabilities and stockholders’ equity
Liabilities
Repurchase agreements	$75,118,963	$65,688,923
Other secured financing	1,025,000	750,000
Debt issued by securitization vehicles	26,601,790	19,540,678
Participations issued	1,831,657	1,154,816
U.S. Treasury securities sold, not yet purchased	2,442,570	2,470,629
Derivative liabilities	199,100	59,586
Payable for unsettled trades	2,604,278	308,282
Interest payable	285,080	268,317
Dividends payable	476,737	375,932
Other liabilities	279,818	242,269
Total liabilities	110,864,993	90,859,432
Stockholders’ equity
Preferred stock, par value $0.01 per share, 75,000,000 and 63,500,000 authorized, 74,500,000 and 63,500,000 issued and outstanding, respectively	1,802,480	1,536,569
Common stock, par value $0.01 per share, 1,456,750,000 and 1,468,250,000 authorized, 681,052,317 and 578,357,118 issued and outstanding, respectively	6,811	5,784
Additional paid-in capital	27,352,976	25,257,716
Accumulated other comprehensive income (loss)	(624,387)	(1,017,682)
Accumulated deficit	(13,626,983)	(13,173,146)
Total stockholders’ equity	14,910,897	12,609,241
Noncontrolling interests	85,682	87,711
Total equity	14,996,579	12,696,952
Total liabilities and equity	$125,861,572	$103,556,384

(1)Derived from the audited consolidated financial statements at December 31, 2024.
(2)Includes cash of consolidated Variable Interest Entities (“VIEs”) of $5.6 million and $2.8 million at September 30, 2025 and December 31, 2024, respectively.
(3)Excludes $2.9 billion and $2.2 billion at September 30, 2025 and December 31, 2024, respectively, of non-Agency mortgage-backed securities in consolidated VIEs pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.

(4)Includes $10.9 million and $10.0 million of residential mortgage loans held for sale at September 30, 2025 and December 31, 2024, respectively.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in thousands, except per share data) (Unaudited)
	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2025	2024	2025	2024
Net interest income
Interest income	$1,532,497	$1,229,341	$4,268,498	$3,501,154
Interest expense	1,256,747	1,215,940	3,499,577	3,440,646
Net interest income	275,750	13,401	768,921	60,508
Net servicing income
Servicing and related income	141,356	122,583	423,461	358,182
Servicing and related expense	15,104	12,988	43,788	37,821
Net servicing income	126,252	109,595	379,673	320,361
Other income (loss)
Net gains (losses) on investments and other	561,927	1,723,713	1,456,242	160,841
Net gains (losses) on derivatives	(92,308)	(1,754,010)	(1,458,960)	53,621
Other, net	13,959	27,438	37,169	75,596
Total other income (loss)	483,578	(2,859)	34,451	290,058
General and administrative expenses
Compensation expense	38,393	34,453	112,273	96,448
Other general and administrative expenses	11,947	9,468	36,149	30,934
Total general and administrative expenses	50,340	43,921	148,422	127,382
Income (loss) before income taxes	835,240	76,216	1,034,623	543,545
Income taxes	(7,823)	(6,135)	884	4,853
Net income (loss)	843,063	82,351	1,033,739	538,692
Net income (loss) attributable to noncontrolling interests	10,618	15,906	19,971	18,838
Net income (loss) attributable to Annaly	832,445	66,445	1,013,768	519,854
Dividends on preferred stock (1)	41,127	41,628	115,544	115,847
Net income (loss) available (related) to common stockholders	$791,318	$24,817	$898,224	$404,007
Net income (loss) per share available (related) to common stockholders
Basic	$1.21	$0.05	$1.45	$0.80
Diluted	$1.20	$0.05	$1.44	$0.80
Weighted average number of common shares outstanding
Basic	656,335,974	515,729,658	621,484,893	505,800,723
Diluted	657,856,427	516,832,152	622,768,481	506,618,143
Other comprehensive income (loss)
Net income (loss)	$843,063	$82,351	$1,033,739	$538,692
Unrealized gains (losses) on available-for-sale securities	113,281	428,955	311,717	92,843
Reclassification adjustment for net (gains) losses included in net income (loss)	2,378	15,769	81,578	530,354
Other comprehensive income (loss)	115,659	444,724	393,295	623,197
Comprehensive income (loss)	958,722	527,075	1,427,034	1,161,889
Comprehensive income (loss) attributable to noncontrolling interests	10,618	15,906	19,971	18,838
Comprehensive income (loss) attributable to Annaly	948,104	511,169	1,407,063	1,143,051
Dividends on preferred stock (1)	41,127	41,628	115,544	115,847
Comprehensive income (loss) attributable to common stockholders	$906,977	$469,541	$1,291,519	$1,027,204

(1) The three and nine months ended September 30, 2025 include cumulative and undeclared dividends of $3.7 million on the Company's 8.875% Series J Fixed-Rate Cumulative Redeemable Preferred Stock (the “Series J Preferred Stock”) as of September 30, 2025.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars in thousands, except per share data) (Unaudited)
	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2025	2024	2025	2024
Preferred stock
Beginning of period	$1,536,569	$1,536,569	$1,536,569	$1,536,569
Issuance	265,911	—	265,911	—
End of period	$1,802,480	$1,536,569	$1,802,480	$1,536,569
Common stock
Beginning of period	$6,421	$5,010	$5,784	$5,001
Issuance	390	570	1,021	576
Stock-based award activity	—	—	6	3
End of period	$6,811	$5,580	$6,811	$5,580
Additional paid-in capital
Beginning of period	$26,520,657	$23,694,663	$25,257,716	$23,672,391
Issuance	822,731	1,148,881	2,078,388	1,159,774
Stock-based award activity	9,588	8,060	16,872	19,439
End of period	$27,352,976	$24,851,604	$27,352,976	$24,851,604
Accumulated other comprehensive income (loss)
Beginning of period	$(740,046)	$(1,156,927)	$(1,017,682)	$(1,335,400)
Unrealized gains (losses) on available-for-sale securities	113,281	428,955	311,717	92,843
Reclassification adjustment for net (gains) losses included in net income (loss)	2,378	15,769	81,578	530,354
End of period	$(624,387)	$(712,203)	$(624,387)	$(712,203)
Accumulated deficit
Beginning of period	$(13,942,302)	$(12,898,191)	$(13,173,146)	$(12,622,768)
Net income (loss) attributable to Annaly	832,445	66,445	1,013,768	519,854
Dividends declared on preferred stock (1)	(37,466)	(41,628)	(111,883)	(115,847)
Dividends and dividend equivalents declared on common stock and stock-based awards (1)	(479,660)	(364,914)	(1,355,722)	(1,019,527)
End of period	$(13,626,983)	$(13,238,288)	$(13,626,983)	$(13,238,288)
Total stockholder’s equity	$14,910,897	$12,443,262	$14,910,897	$12,443,262
Noncontrolling interests
Beginning of period	$93,064	$81,780	$87,711	$89,298
Net income (loss) attributable to noncontrolling interests	10,618	15,906	19,971	18,838
Equity contributions from (distributions to) noncontrolling interests	(18,000)	(999)	(22,000)	(11,449)
End of period	$85,682	$96,687	$85,682	$96,687
Total equity	$14,996,579	$12,539,949	$14,996,579	$12,539,949

(1) Refer to the “Capital Stock” Note for dividends per share for each class of shares.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands) (Unaudited)
	For The Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$1,033,739	$538,692
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of premiums and discounts of investments, net	176,712	95,697
Amortization of securitized debt premiums and discounts and deferred financing costs	(18,577)	7,127
Depreciation, amortization and other noncash expenses	26,090	23,180
Net (gains) losses on investments and derivatives	571,804	731,542
Income (loss) from unconsolidated joint ventures	(573)	(3,119)
Payments on purchases of loans held for sale	(154,086)	(37,978)
Proceeds from sales and repayments of loans held for sale	153,190	38,063
Proceeds from U.S. Treasury securities	4,855,429	6,083,273
Payments on U.S. Treasury securities	(4,977,675)	(6,181,017)
Net receipts (payments) on derivatives	(1,735,541)	(967,289)
Net change in
Other assets	(23,252)	(8,787)
Interest receivable	107,289	176,430
Interest payable	16,763	(11,540)
Other liabilities	17,256	17,910
Net cash provided by (used in) operating activities	48,568	502,184
Cash flows from investing activities
Payments on purchases of securities	(26,670,451)	(22,984,768)
Proceeds from sales of securities	11,727,813	17,254,884
Principal payments on securities	5,855,619	4,875,202
Payments on purchases and origination of loans	(12,662,479)	(9,304,025)
Proceeds from sales of loans	1,221,545	414,706
Principal payments on loans	3,827,244	1,625,155
Payments on purchases of MSR	(710,020)	(701,418)
Proceeds from sales of MSR	1,871	66,269
Payments on purchases of interests in MSR	(32,240)	—
Proceeds from reverse repurchase agreements	510,513,471	442,510,370
Payments on reverse repurchase agreements	(510,548,475)	(442,510,370)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	6,669	19,264
Net cash provided by (used in) investing activities	(17,469,433)	(8,734,731)
Cash flows from financing activities
Proceeds from repurchase agreements and other secured financing	5,139,522,507	4,316,726,746
Payments on repurchase agreements and other secured financing	(5,129,802,568)	(4,314,490,574)
Proceeds from issuances of securitized debt	10,220,521	8,236,251
Principal payments on securitized debt	(3,210,527)	(1,478,171)
Payments on purchases of securitized debt	(260,618)	—
Payment of deferred financing cost	(10,921)	(2,783)
Proceeds from participations issued	5,461,827	2,984,799
Payments on repurchases of participations issued	(4,773,265)	(3,605,523)
Principal payments on participations issued	(67,519)	(40,805)
Net contributions (distributions) from (to) noncontrolling interests	(22,000)	(11,449)
Net proceeds from stock offerings, direct purchases and dividend reinvestments	2,345,320	1,160,350
Settlement of stock-based awards in satisfaction of withholding tax requirements	(13,936)	(6,157)
Dividends paid	(1,359,287)	(1,092,126)
Net cash provided by (used in) financing activities	18,029,534	8,380,558
Net (decrease) increase in cash and cash equivalents	608,669	148,011
Cash and cash equivalents including cash pledged as collateral, beginning of period	1,488,027	1,412,148
Cash and cash equivalents including cash pledged as collateral, end of period	$2,096,696	$1,560,159
Supplemental disclosure of cash flow information
Interest received	$3,090,755	$2,787,729
Interest paid (excluding interest paid on interest rate swaps)	$2,564,763	$2,907,352
Net interest received (paid) on interest rate swaps	$912,571	$1,353,022
Taxes received (paid)	$(353)	$(1,127)
Noncash investing and financing activities
Receivable for unsettled trades	$185,916	$766,341
Payable for unsettled trades	$2,604,278	$1,885,286
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$393,295	$623,197
Dividends declared, not yet paid	$476,737	$362,731
Derecognition of assets of consolidated VIEs	$285,612	$—
Derecognition of securitized debt of consolidated VIEs	$260,785	$—

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
Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations is carried at cost, which approximates fair value. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled $1.8 billion and $1.2 billion at September 30, 2025 and December 31, 2024, respectively.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

4. FINANCIAL INSTRUMENTS

The following table presents characteristics for certain of the Company’s financial instruments at September 30, 2025 and December 31, 2024.

Financial Instruments (1)
Balance Sheet Line Item	Type / Form	Measurement Basis	September 30, 2025	December 31, 2024
	Assets	(dollars in thousands)
Securities	Agency mortgage-backed securities (2)	Fair value, with unrealized gains (losses) through other comprehensive income	$7,248,273	$8,234,911
Securities	Agency mortgage-backed securities (3)	Fair value, with unrealized gains (losses) through earnings	76,069,546	59,199,157
Securities	Residential credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	330,647	754,915
Securities	Non-agency mortgage-backed securities	Fair value, with unrealized gains (losses) through earnings	1,414,259	1,493,186
Securities	Commercial real estate debt investments - CMBS	Fair value, with unrealized gains (losses) through earnings	—	74,278
Total securities			85,062,725	69,756,447
Loans, net	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	4,008,299	3,546,902
Interests in MSR	Interest in net servicing cash flows	Fair value, with unrealized gains (losses) through earnings	35,833	—
Assets transferred or pledged to securitization vehicles	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	29,512,309	21,973,188
Reverse repurchase agreements	Reverse repurchase agreements	Amortized cost	35,004	—
	Liabilities
Repurchase agreements	Repurchase agreements	Amortized cost	$75,118,963	$65,688,923
Other secured financing	Loans	Amortized cost	1,025,000	750,000
Debt issued by securitization vehicles	Securities	Fair value, with unrealized gains (losses) through earnings	26,601,790	19,540,678
Participations issued	Participations issued	Fair value, with unrealized gains (losses) through earnings	1,831,657	1,154,816
U.S. Treasury securities sold, not yet purchased	Securities	Fair value, with unrealized gains (losses) through earnings	2,442,570	2,470,629
(1) Receivable for unsettled trades, Principal and interest receivable, Payable for unsettled trades, Interest payable and Dividends payable are accounted for at cost. Interests in MSR are considered financial instruments whereas directly held MSR are considered servicing assets or obligations.
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
Available-for-sale debt securities are carried at fair value, with changes in fair value recognized in other comprehensive income, unless the fair value option is elected in which case changes in fair value are recognized in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss). Effective July 1, 2022, the Company elected the fair value option for any newly purchased Agency mortgage-backed securities in order to simplify the accounting for these securities. During the three and nine months ended September 30, 2025, $621.8 million and $1.6 billion, respectively, of unrealized gains (losses) on the Agency mortgage-backed securities, for which the fair value option was elected, were reported in Net gains (losses) on investments and other in the Company's Consolidated Statements of Comprehensive Income (Loss). During the three and nine months ended September 30, 2024, $1.7 billion and $762.8 million, respectively, of unrealized gains (losses) on the Agency mortgage-backed securities, for which the fair value option was elected, were reported in Net gains (losses) on investments and other in the Company's Consolidated Statements of Comprehensive Income (Loss). Agency mortgage-backed securities purchased prior to July 1, 2022, are still classified as available-for-sale with changes in fair value recognized in other comprehensive income. The Company has also elected the fair value option for CRT securities, interest only securities, Non-Agency and commercial mortgage-backed securities in order to simplify the accounting. Transactions for regular-way securities are recorded on trade date, including to-be-announced (“TBA”) securities that meet the regular-way

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
securities scope exception from derivative accounting. Gains and losses on disposals of securities are recorded on trade date based on the specific identification method.
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
The following table represents a rollforward of the activity for the Company’s securities for the nine months ended September 30, 2025:

	Agency Securities	Residential Credit Securities	Commercial Securities	Total
	(dollars in thousands)
Beginning balance January 1, 2025	$67,434,068	$2,248,101	$74,278	$69,756,447
Purchases	28,423,701	541,147	—	28,964,848
Sales	(9,340,711)	(392,498)	(41,814)	(9,775,023)
Principal paydowns	(5,185,889)	(633,432)	(32,451)	(5,851,772)
(Amortization) / accretion	(117,471)	(4,798)	(80)	(122,349)
Fair value adjustment	2,104,121	(13,614)	67	2,090,574
Ending balance September 30, 2025	$83,317,819	$1,744,906	$—	$85,062,725

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following tables present the Company’s securities portfolio that were carried at their fair value at September 30, 2025 and December 31, 2024:

	September 30, 2025
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$76,814,459	$1,411,294	$(1,292,553)	$76,933,200	$742,793	$(973,432)	$76,702,561
Adjustable-rate pass-through	123,092	7,773	(34)	130,831	1,788	(5,333)	127,286
CMO	2,845	13	—	2,858	—	(115)	2,743
Interest-only	4,724,425	625,831	—	625,831	36,966	(88,472)	574,325
Multifamily (1)	34,199,391	563,100	(14,128)	5,872,077	72,841	(34,014)	5,910,904
Total agency securities	$115,864,212	$2,608,011	$(1,306,715)	$83,564,797	$854,388	$(1,101,366)	$83,317,819
Residential credit
Credit risk transfer	$312,945	$1,111	$(3,031)	$311,025	$19,648	$(26)	$330,647
Non-QM	319,048	270	(2,534)	316,784	3,393	(8,069)	312,108
Prime (2)	2,324,593	31,472	(9,940)	127,699	3,468	(696)	130,471
SBC	194,277	22	(10,549)	183,750	5,110	(5,512)	183,348
NPL/RPL	451,673	3,438	(21,882)	433,229	4,675	(2,536)	435,368
RTL	174,097	16	(544)	173,569	1,226	(40)	174,755
Prime jumbo (>=2010 vintage) (3)	11,908,492	101,317	(30,632)	164,056	18,321	(4,168)	178,209
Total residential credit securities	$15,685,125	$137,646	$(79,112)	$1,710,112	$55,841	$(21,047)	$1,744,906
Total residential securities	$131,549,337	$2,745,657	$(1,385,827)	$85,274,909	$910,229	$(1,122,413)	$85,062,725
Commercial
Commercial securities	$—	$—	$—	$—	$—	$—	$—
Total securities	$131,549,337	$2,745,657	$(1,385,827)	$85,274,909	$910,229	$(1,122,413)	$85,062,725

	December 31, 2024
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$65,010,762	$1,329,117	$(1,178,444)	$65,161,435	$130,742	$(2,242,503)	$63,049,674
Adjustable-rate pass-through	157,123	11,936	(42)	169,017	2,216	(8,995)	162,238
CMO	87,467	1,459	—	88,926	—	(15,242)	73,684
Interest-only	3,437,570	493,803	—	493,803	14,843	(127,914)	380,732
Multifamily (1)	26,216,351	514,726	(11,830)	3,844,575	7,644	(110,454)	3,741,765
Reverse mortgages	24,916	2,499	—	27,415	—	(1,440)	25,975
Total agency investments	$94,934,189	$2,353,540	$(1,190,316)	$69,785,171	$155,445	$(2,506,548)	$67,434,068
Residential credit
Credit risk transfer	$707,169	$1,608	$(3,581)	$705,196	$49,819	$(100)	$754,915
Non-QM	172,368	35	(1,724)	170,679	2,694	(8,481)	164,892
Prime (2)	1,881,111	27,484	(10,416)	100,039	2,857	(779)	102,117
SBC	253,045	12	(11,624)	241,433	3,632	(11,493)	233,572
NPL/RPL	702,720	4,540	(21,897)	685,363	3,168	(6,091)	682,440
RTL	151,100	—	(134)	150,966	1,030	(144)	151,852
Prime jumbo (>=2010 vintage) (3)	10,334,669	84,431	(30,385)	146,285	17,072	(5,044)	158,313
Total residential credit securities	$14,202,182	$118,110	$(79,761)	$2,199,961	$80,272	$(32,132)	$2,248,101
Total residential securities	$109,136,371	$2,471,650	$(1,270,077)	$71,985,132	$235,717	$(2,538,680)	$69,682,169
Commercial
Commercial securities	$74,151	$193	$—	$74,344	$38	$(104)	$74,278
Total securities	$109,210,522	$2,471,843	$(1,270,077)	$72,059,476	$235,755	$(2,538,784)	$69,756,447

(1) Principal/Notional amount includes $28.9 billion and $22.9 billion of Agency Multifamily interest-only securities as of September 30, 2025 and December 31, 2024, respectively.
(2) Principal/Notional amount includes $2.2 billion and $1.8 billion of Prime interest-only securities as of September 30, 2025 and December 31, 2024, respectively.
(3) Principal/Notional amount includes $11.8 billion and $10.2 billion of Prime Jumbo interest-only securities as of September 30, 2025 and December 31, 2024, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table presents the Company’s Agency mortgage-backed securities portfolio by issuing Agency at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Investment Type	(dollars in thousands)
Fannie Mae	$79,289,917	$63,211,517
Freddie Mac	3,887,883	4,115,085
Ginnie Mae	140,019	107,466
Total	$83,317,819	$67,434,068

Actual maturities of the Company’s Residential Securities are generally shorter than stated contractual maturities because actual maturities of the portfolio are affected by periodic payments and prepayments of principal on the underlying mortgages.
The following table summarizes the Company’s Residential Securities at September 30, 2025 and December 31, 2024, according to their estimated weighted average life classifications:

	September 30, 2025		December 31, 2024
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Estimated weighted average life	(dollars in thousands)
Less than one year	$271,081	$268,967	$407,856	$408,090
Greater than one year through five years	5,251,891	5,193,314	1,308,898	1,325,093
Greater than five years through ten years	77,747,853	78,033,301	66,027,670	68,242,391
Greater than ten years	1,791,900	1,779,327	1,937,745	2,009,558
Total	$85,062,725	$85,274,909	$69,682,169	$71,985,132

The estimated weighted average lives of the Residential Securities at September 30, 2025 and December 31, 2024 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Residential Securities could be longer or shorter than projected.
The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities, accounted for as available-for-sale where the fair value option has not been elected, by length of time that such securities have been in a continuous unrealized loss position at September 30, 2025 and December 31, 2024.

	September 30, 2025			December 31, 2024
	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)
	(dollars in thousands)
Less than 12 months	$12,781	$(208)	3	$49,820	$(1,477)	34
12 Months or more	7,093,209	(629,117)	1,292	8,054,162	(1,020,427)	1,377
Total	$7,105,990	$(629,325)	1,295	$8,103,982	$(1,021,904)	1,411

(1) Excludes interest-only mortgage-backed securities and reverse mortgages, and effective July 1, 2022, newly purchased Agency pass-through, CMOs and multifamily securities.
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
During the three and nine months ended September 30, 2025, the Company disposed of $1.3 billion and $9.7 billion amortized cost basis of Residential Securities, respectively. During the three and nine months ended September 30, 2024, the Company disposed of $2.8 billion and $16.0 billion amortized cost basis of Residential Securities, respectively. The following table presents the Company’s net gains (losses) from the disposal of Residential Securities for the three and nine months ended September 30, 2025 and 2024, which is included in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)
For the three months ended	(dollars in thousands)
September 30, 2025	$11,353	$(9,554)	$1,799
September 30, 2024	$26,983	$(35,258)	$(8,275)
For the nine months ended
September 30, 2025	$85,463	$(164,028)	$(78,565)
September 30, 2024	$67,209	$(888,683)	$(821,474)

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
Excluding loans transferred or pledged to securitization vehicles, as of September 30, 2025 and December 31, 2024, the Company had $4.0 billion and $3.5 billion, respectively, of loans for which the fair value option was elected. If the Company intends to sell or securitize the loans and the securitization vehicle is not expected to be consolidated, the loans are classified as held for sale. Any origination fees and costs or purchase premiums or discounts are deferred and recognized upon sale. The Company determines the fair value of loans held for sale on an individual loan basis. The carrying value of the Company’s residential loans held for sale was $10.9 million and $10.0 million at September 30, 2025 and December 31, 2024, respectively.
The following table presents the activity of the Company’s loan investments, excluding loans transferred or pledged to securitization vehicles, for the nine months ended September 30, 2025:

Residential Loans
(dollars in thousands)
Beginning balance January 1, 2025	$3,546,902
Purchases / originations / draws (1)	12,841,249
Sales and transfers (2)	(12,205,575)
Principal payments	(217,068)
Gains / (losses)	58,550
(Amortization) / accretion	(15,759)
Ending balance September 30, 2025	$4,008,299

(1) Includes residential loans acquired from exercise of optional redemption provisions of securitization vehicles with a carrying value of $290.4 million during the nine months ended September 30, 2025.
(2) Includes transfer of residential loans to securitization vehicles with a carrying value of $10.9 billion during the nine months ended September 30, 2025.

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
The mortgage loans are secured by first or second liens on primarily one-to-four family residential properties. A subsidiary of the Company has engaged a third party to act as its custodian, agent and bailee for the purposes of receiving and holding certain documents, instruments and papers related to the residential mortgage loans it purchases. Pursuant to the custodial agreement, the custodian segregates and maintains continuous custody of all documents constituting the mortgage file with respect to each mortgage loan owned by the subsidiary in secure and fire resistant facilities and in a manner consistent with the standard of care employed by prudent mortgage loan document custodians. At or prior to the funding of any residential mortgage loan, the related seller, pursuant to the terms of our mortgage loan purchase agreement, must deliver to the custodian the mortgage loan documents including the mortgage note, the mortgage and other related loan documents. In addition, a complete credit file for the related mortgage and borrower must be delivered to the subsidiary prior to the date of purchase.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table presents the fair value and the unpaid principal balances of the residential mortgage loan portfolio, including loans transferred or pledged to securitization vehicles, at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(dollars in thousands)
Fair value	$33,520,608	$25,520,090
Unpaid principal balance	$33,602,207	$26,297,725

The following table provides information regarding the line items and amounts recognized in the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024 for these investments:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(dollars in thousands)
Interest income	$505,527	$346,031	$1,399,541	$899,867
Net gains (losses) on disposal of investments (1)	(11,534)	1,535	(35,842)	(1,810)
Net unrealized gains (losses) on instruments measured at fair value through earnings (1)	174,112	558,161	508,993	469,462
Total included in net income (loss)	$668,105	$905,727	$1,872,692	$1,367,519

(1) These amounts are presented in the line item Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (loss).
The following table provides the geographic concentrations based on the unpaid principal balances at September 30, 2025 and December 31, 2024 for the residential mortgage loans, including loans transferred or pledged to securitization vehicles:

Geographic Concentrations of Residential Mortgage Loans
September 30, 2025		December 31, 2024
Property location	% of Balance	Property location	% of Balance
California	39.7%	California	39.5%
New York	11.2%	New York	10.9%
Florida	9.1%	Florida	10.1%
Texas	5.4%	Texas	5.4%
All other (none individually greater than 5%)	34.6%	All other (none individually greater than 5%)	34.1%
Total	100.0%		100.0%

The following table provides additional data on the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, at September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Portfolio Range	Portfolio Weighted Average	Portfolio Range	Portfolio Weighted Average
	(dollars in thousands)
Unpaid principal balance	$1 - $4,396	$463	$1 - $4,396	$471
Interest rate	2.00% - 18.00%	6.66%	2.00% - 18.00%	6.43%
Maturity	9/1/2029 - 10/1/2065	9/26/2053	7/1/2029 - 12/1/2064	2/3/2053
FICO score at loan origination	549 - 850	760	549 - 850	758
Loan-to-value ratio at loan origination	1% - 100%	67%	2% - 100%	68%
At September 30, 2025 and December 31, 2024, approximately 14% and 16%, respectively, of the carrying value of the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, were adjustable-rate. At September 30, 2025, the aggregate fair value and unpaid principal balance of loans ninety days or more past due and in nonaccrual status was $423.1 million (of which $384.9 million has been pledged or transferred to securitization vehicles), and $426.2 million, respectively.  The non-accrual balances represent approximately 1% of the total loan portfolio. The weighted average loan-to-value ratio at loan origination for loans in non-accrual status was 73%. The recorded investment of residential mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to the requirements of the applicable jurisdiction was $181.2 million at September 30, 2025.

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
The following table presents activity related to MSR for the three and nine months ended September 30, 2025 and 2024:

Mortgage Servicing Rights	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(dollars in thousands)
Fair value, beginning of period	$3,281,190	$2,785,614	$2,909,134	$2,122,196
Purchases (1)	283,437	64,750	719,468	701,377
Sales	—	(68,635)	—	(69,703)
Change in fair value due to:
Changes in valuation inputs or assumptions (2)	(28,647)	(42,752)	12,585	63,286
Other changes, including realization of expected cash flows	(59,799)	(45,920)	(165,006)	(124,099)
Fair value, end of period	$3,476,181	$2,693,057	$3,476,181	$2,693,057

(1) Includes adjustments to original purchase price from early payoffs, defaults, or loans that were delivered but were deemed to not be acceptable.
(2) Principally represents changes in discount rates and prepayment speed inputs used in valuation model, primarily due to changes in interest rates.

8. VARIABLE INTEREST ENTITIES

The Company’s exposure to the obligations of its VIEs is generally limited to the Company’s investment in the VIEs of $3.0 billion at September 30, 2025. Assets of the VIEs may only be used to settle obligations of the VIEs. Creditors of the VIEs have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the VIEs. No gains or losses were recognized upon consolidation of existing VIEs. Interest income and expense are recognized using the effective interest method.
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
OBX Trusts
Residential securitizations are issued by entities generally referred to collectively as the “OBX Trusts.” These securitizations represent financing transactions that provide non-recourse financing to the Company and are collateralized by residential mortgage loans purchased by the Company. Residential securitizations closed as of September 30, 2025 are included in the following table:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Securitization	Date of Closing	Face Value at Closing
		(dollars in thousands)
OBX 2025-NQM1	January 2025	$618,433
OBX 2025-NQM2	February 2025	$719,218
OBX 2025-NQM3	February 2025	$577,442
OBX 2025-NQM4	March 2025	$625,807
OBX 2025-HE1	March 2025	$216,455
OBX 2025-NQM5	March 2025	$334,879
OBX 2025-NQM6	April 2025	$553,236
OBX 2025-NQM7	April 2025	$572,441
OBX 2025-J1	May 2025	$325,702
OBX 2025-NQM8	May 2025	$595,560
OBX 2025-NQM9	May 2025	$275,711
OBX 2025-NQM10	June 2025	$623,602
OBX 2025-NQM11	June 2025	$650,072
OBX 2025-NQM12	July 2025	$274,468
OBX 2025-NQM13	July 2025	$662,708
OBX 2025-NQM14	August 2025	$701,027
OBX 2025-NQM15	August 2025	$697,303
OBX 2025-HE2	August 2025	$216,324
OBX 2025-J2	September 2025	$304,395
OBX 2025-NQM16	September 2025	$708,473
OBX 2025-NQM17	September 2025	$298,662
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
As of September 30, 2025 and December 31, 2024, a total carrying value of $26.3 billion and $19.5 billion, respectively, of bonds were held by third parties and the Company retained $3.0 billion and $2.3 billion, respectively, of MBS, which were eliminated in consolidation. The contractual principal amount of the OBX Trusts’ debt held by third parties was $26.8 billion and $20.5 billion at September 30, 2025 and December 31, 2024, respectively. During the three months ended September 30, 2025 and 2024, the Company recorded ($92.9) million and ($430.4) million, respectively, and ($322.9) million and ($339.6) million during the nine months ended September 30, 2025 and 2024, respectively, of unrealized gains (losses) on debt held by third parties issued by OBX Trusts, which is reported in Net gains (losses) on investments and other in the Company's Consolidated Statements of Comprehensive Income (Loss).
In September 2025, the Company exercised its optional redemption on OBX 2022-NQM8 and liquidated the securitization trust. Upon deconsolidation, there was a $0.4 million gain recognized in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss).
Structured Repurchase Transaction
The Company pledged securities retained from its OBX Trusts to a new structured repurchase transaction, OBX 2025-SR1, to diversify its financing sources. The OBX 2025-SR1 Trust is deemed to be a VIE because the entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support. The Company is deemed to be the primary beneficiary and consolidates the OBX 2025-SR1 Trust because it has power to direct the activities that most significantly impact the OBX Trusts’ performance and holds a variable interest that could be potentially significant to these VIEs. The securities issued by the OBX 2025-SR1 Trust are recognized as Debt issued by securitization vehicles in the Consolidated Statements of Financial Condition with changes in fair value recognized in the Consolidated Statements of Comprehensive Income (Loss). The changes in the estimated fair value are presented within Net gains (losses) on investments and other.
The Company incurred $8.1 million and $5.0 million of costs during the three months ended September 30, 2025 and 2024, respectively, and $20.6 million and $14.0 million of costs during the nine months ended September 30, 2025 and 2024, respectively, in connection with these securitizations that were expensed as incurred.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
Residential Credit Fund
The Company manages a fund investing in participations in residential mortgage loans and mortgage-backed securities. The residential credit fund is deemed to be a VIE because the entity does not have sufficient equity at risk to permit the legal entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders, as capital commitments are not considered equity at risk. The Company is not the primary beneficiary and does not consolidate the residential credit fund as its only interest in the fund is the management and performance fees that it earns, which are not considered variable interests in the entity. As of September 30, 2025 and December 31, 2024, the Company had outstanding participations issued in residential mortgage loans of $1.8 billion and $1.2 billion, respectively. These transfers do not meet the criteria for sale accounting and are accounted for as secured borrowings, thus the residential loans are reported as Loans, net and the associated liability is reported as Participations issued in the Consolidated Statements of Financial Condition. The Company elected the fair value option for participations issued with changes in fair value reflected in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss) to more accurately reflect the economics of the transfers as the underlying loans are carried at fair value through earnings.

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
The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. In accordance with a clearing organization’s rulebook, the Company presents the fair value of centrally cleared interest rate swaps net of variation margin pledged or received under such transactions. At September 30, 2025 and December 31, 2024, ($1.9) billion and ($3.3) billion, respectively, of variation margin was reported as an adjustment to interest rate swaps, at fair value. Initial margin is reported in Cash and cash equivalents in the Consolidated Statements of Financial Condition.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
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

The following table summarizes fair value information about the Company’s derivative assets and liabilities at September 30, 2025 and December 31, 2024:

Derivatives Instruments	September 30, 2025	December 31, 2024
Assets	(dollars in thousands)
Interest rate swaps	$4,198	$21,226
TBA derivatives	24,074	8,635
Futures contracts	10,232	190,980
Purchase commitments	9,395	4,510
Total derivative assets	$47,899	$225,351
Liabilities
Interest rate swaps	$25,350	$7,212
TBA derivatives	13,598	30,539
Futures contracts	157,255	16,650
Purchase commitments	2,897	5,185
Total derivative liabilities	$199,100	$59,586

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following tables summarize certain characteristics of the Company’s interest rate swaps at September 30, 2025 and December 31, 2024:

September 30, 2025
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$27,644,137	3.58%	4.24%	1.50
3 - 6 years	14,396,904	2.75%	4.30%	4.71
6 - 10 years	17,994,427	2.98%	4.27%	7.45
Greater than 10 years	1,949,430	3.37%	4.26%	22.27
Total / Weighted average	$61,984,898	3.16%	4.27%	4.54

December 31, 2024
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$30,411,229	3.49%	4.48%	1.14
3 - 6 years	12,764,021	3.15%	4.50%	4.27
6 - 10 years	21,318,937	2.55%	4.53%	7.63
Greater than 10 years	1,559,384	3.40%	4.41%	23.25
Total / Weighted average	$66,053,571	3.11%	4.50%	4.36

(1) As of September 30, 2025, 98% and 2% of the Company’s interest rate swaps were linked to SOFR and the Federal funds rate, respectively. As of December 31, 2024, 95% and 5% of the Company’s interest rate swaps were linked to SOFR and the Federal funds rate, respectively.
(2) As of September 30, 2025, notional amount includes $1.5 billion of forward starting pay fixed swaps. There were no forward starting swaps at December 31, 2024.
(3) The weighted average years to maturity of payer interest rate swaps is offset by the weighted average years to maturity of receiver interest rate swaps. As such, the net weighted average years to maturity for each maturity bucket may fall outside of the range listed.

The following tables summarize certain characteristics of the Company’s TBA derivatives at September 30, 2025 and December 31, 2024:

September 30, 2025
Purchase and Sale Contracts for TBA Derivatives	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$4,389,000	$4,207,018	$4,217,539	$10,521
Sale contracts	(215,000)	(225,579)	(225,624)	(45)
Net TBA derivatives	$4,174,000	$3,981,439	$3,991,915	$10,476

December 31, 2024
Purchase and Sale Contracts for TBA Derivatives	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$4,237,000	$4,239,001	$4,209,341	$(29,660)
Sale contracts	(1,120,000)	(1,080,943)	(1,073,187)	7,756
Net TBA derivatives	$3,117,000	$3,158,058	$3,136,154	$(21,904)

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following tables summarize certain characteristics of the Company’s futures derivatives at September 30, 2025 and December 31, 2024:

September 30, 2025
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	$—	$(3,658,000)	2.00
U.S. Treasury futures - 5 year	1,783,700	—	4.40
U.S. Treasury futures - 10 year and greater	—	(11,869,500)	11.95
Total	$1,783,700	$(15,527,500)	9.07

December 31, 2024
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	$6,511,600	$—	1.98
U.S. Treasury futures - 5 year	1,960,500	—	4.40
U.S. Treasury futures - 10 year and greater	—	(9,840,500)	11.05
Total	$8,472,100	$(9,840,500)	7.11

The Company presents derivative contracts on a gross basis in the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.
The following tables present information about derivative assets and liabilities that are subject to such provisions and can be offset in the Company’s Consolidated Statements of Financial Condition at September 30, 2025 and December 31, 2024, respectively.

September 30, 2025
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$4,198	$(971)	$—	$3,227
TBA derivatives, at fair value	24,074	(12,960)	(9,910)	1,204
Futures contracts, at fair value	10,232	(10,232)	—	—
Purchase commitments	9,395	—	—	9,395
Liabilities
Interest rate swaps, at fair value	$25,350	$(23,440)	$—	$1,910
TBA derivatives, at fair value	13,598	(9,482)	—	4,116
Futures contracts, at fair value	157,255	(10,232)	(147,023)	—
Purchase commitments	2,897	—	—	2,897

December 31, 2024
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$21,226	$(8,138)	$—	$13,088
TBA derivatives, at fair value	8,635	(879)	(929)	6,827
Futures contracts, at fair value	190,980	(16,650)	—	174,330
Purchase commitments	4,510	—	—	4,510
Liabilities
Interest rate swaps, at fair value	$7,212	$(7,212)	$—	$—
TBA derivatives, at fair value	30,539	(19,495)	—	11,044
Futures contracts, at fair value	16,650	(16,650)	—	—
Purchase commitments	5,185	—	—	5,185

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The effect of interest rate swaps in the Consolidated Statements of Comprehensive Income (Loss) is as follows:

Location on Consolidated Statements of Comprehensive Income (Loss)
	Net Interest Component of Interest Rate Swaps (1)	Realized Gains (Losses) on Termination of Interest Rate Swaps (1)	Unrealized Gains (Losses) on Interest Rate Swaps (1)
For the three months ended	(dollars in thousands)
September 30, 2025	$191,891	$(3,187)	$(188,961)
September 30, 2024	$317,483	$(94,016)	$(1,582,495)
For the nine months ended
September 30, 2025	$569,086	$(78,768)	$(1,434,745)
September 30, 2024	$946,004	$(96,532)	$(584,109)
(1) Included in Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss).
The effect of other derivative contracts in the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Three Months Ended September 30, 2025
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$163,432	$(86,855)	$76,577
Futures (1)	(383,194)	219,832	(163,362)
Purchase commitments	—	(5,266)	(5,266)
Total			$(92,051)

(1) For the three months ended September 30, 2025, includes $5.1 million of realized gain and $5.8 million of unrealized gain related to SOFR futures.

Three Months Ended September 30, 2024
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$40,561	$(18,181)	$22,380
Net interest rate swaptions	(21,180)	(113,792)	(134,972)
Futures (1)	(362,660)	71,146	(291,514)
Purchase commitments	—	9,124	9,124
Total			$(394,982)

(1) For the three months ended September 30, 2024, includes $35.5 million realized gain and $1.8 million of unrealized gain related to SOFR futures.

Nine Months Ended September 30, 2025
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$91,391	$32,381	$123,772
Net interest rate swaptions	(9,230)	—	(9,230)
Futures (1)	(314,896)	(321,352)	(636,248)
Purchase commitments	—	7,173	7,173
Total			$(514,533)

(1) For the nine months ended September 30, 2025, includes $5.7 million of realized gain related to SOFR futures and $9.0 million of realized gain related to SOFR futures options.

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

(1) For the nine months ended September 30, 2024, includes $35.5 million of realized gain related to SOFR futures and ($6.8) million of realized loss related to SOFR futures options.
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
Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features were in a net liability position at September 30, 2025 of $152.2 million, which represents the maximum amount the Company would be required to pay upon termination. This amount is fully collateralized.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
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
The following tables present the estimated fair values of financial instruments and MSR measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024. There were no transfers between levels of the fair value hierarchy during the periods presented.

September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$83,317,819	$—	$83,317,819
Credit risk transfer securities	—	330,647	—	330,647
Non-Agency mortgage-backed securities	—	1,414,259	—	1,414,259
Loans
Residential mortgage loans	—	4,008,299	—	4,008,299
Mortgage servicing rights	—	—	3,476,181	3,476,181
Interests in MSR	—	—	35,833	35,833
Assets transferred or pledged to securitization vehicles	—	29,512,309	—	29,512,309
Derivative assets
Interest rate swaps	—	4,198	—	4,198
Other derivatives	10,232	33,469	—	43,701
Total assets	$10,232	$118,621,000	$3,512,014	$122,143,246
Liabilities
Debt issued by securitization vehicles	$—	$26,601,790	$—	$26,601,790
Participations issued	—	1,831,657	—	1,831,657
U.S. Treasury securities sold, not yet purchased	2,442,570	—	—	2,442,570
Derivative liabilities
Interest rate swaps	—	25,350	—	25,350
Other derivatives	157,255	16,495	—	173,750
Total liabilities	$2,599,825	$28,475,292	$—	$31,075,117

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$67,434,068	$—	$67,434,068
Credit risk transfer securities	—	754,915	—	754,915
Non-Agency mortgage-backed securities	—	1,493,186	—	1,493,186
Commercial mortgage-backed securities	—	74,278	—	74,278
Loans
Residential mortgage loans	—	3,546,902	—	3,546,902
Mortgage servicing rights	—	—	2,909,134	2,909,134
Assets transferred or pledged to securitization vehicles	—	21,973,188	—	21,973,188
Derivative assets
Interest rate swaps	—	21,226	—	21,226
Other derivatives	190,980	13,145	—	204,125
Total assets	$190,980	$95,310,908	$2,909,134	$98,411,022
Liabilities
Debt issued by securitization vehicles	$—	$19,540,678	$—	$19,540,678
Participations issued	—	1,154,816	—	1,154,816
U.S. Treasury securities sold, not yet purchased	2,470,629	—	—	2,470,629
Derivative liabilities
Interest rate swaps	—	7,212	—	7,212
Other derivatives	16,650	35,724	—	52,374
Total liabilities	$2,487,279	$20,738,430	$—	$23,225,709

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

Unobservable Input (1)	Range (Weighted Average) (2)
	September 30, 2025	December 31, 2024
Discount rate	5.1% - 11.8% (7.8%)	7.4% - 12.4% (8.4%)
Prepayment rate	4.5% - 23.8% (5.8%)	4.7% - 17.2% (5.6%)
Delinquency rate	0.2% - 3.2% (1.0%)	0.2% - 4.1% (1.3%)
Cost to service	$78 - $95 ($86)	$83 - $99 ($87)
(1) Represents rates, estimates and assumptions that the Company believes would be used by market participants when valuing these assets.
(2) Weighted average discount rate computed based on the fair value of MSR, weighted average prepayment rate, delinquency rate and cost to service based on unpaid principal balances of loans underlying the MSR.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table summarizes the estimated fair values for financial assets and liabilities that are not carried at fair value at September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities
Repurchase agreements	$75,118,963	$75,118,963	$65,688,923	$65,688,923
Other secured financing	1,025,000	1,025,000	750,000	750,000

The carrying values of repurchase agreements and other secured financing approximate fair value and are considered Level 2 fair value measurements.

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

The following table presents the activity of finite lived intangible assets for the nine months ended September 30, 2025.

Intangible Assets, net
(dollars in thousands)
Beginning balance January 1, 2025	$9,416
Less: amortization expense	(2,018)
Ending balance September 30, 2025	$7,398

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
The Company had outstanding $75.1 billion and $65.7 billion of repurchase agreements with weighted average remaining maturities of 49 days and 32 days and weighted average rates of 4.36% and 4.76% at September 30, 2025 and December 31, 2024, respectively. In connection with its residential mortgage loans, the Company had select arrangements with counterparties to enter into repurchase agreements for $4.3 billion with remaining capacity of $2.5 billion at September 30, 2025.
At September 30, 2025 and December 31, 2024, the repurchase agreements had the following remaining maturities and collateral types:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

September 30, 2025
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements
	(dollars in thousands)
1 day	$31,428,894	$—	$46,133	$—	$—	$31,475,027
2 to 29 days	1,128,459	188,520	786,088	—	—	2,103,067
30 to 59 days	13,069,517	—	544,223	445,868	—	14,059,608
60 to 89 days	22,173,764	—	574,103	211,837	—	22,959,704
90 to 119 days	4,499,627	—	79,295	—	—	4,578,922
Over 119 days (1)	2,764,725	—	536,307	1,122,103	—	4,423,135
Total	$75,064,986	$188,520	$2,566,149	$1,779,808	$—	$79,599,463
Amounts offset in accordance with netting arrangements						(4,480,500)
Net amounts of Repurchase agreements as presented in the Consolidated Statements of Financial Condition						$75,118,963

December 31, 2024
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—
2 to 29 days	28,603,831	405,341	861,271	—	66,010	29,936,453
30 to 59 days	34,496,443	116,087	682,037	251,357	—	35,545,924
60 to 89 days	692,255	47,583	545,684	—	—	1,285,522
90 to 119 days	2,085	—	60,383	—	—	62,468
Over 119 days (1)	—	—	332,040	1,139,604	—	1,471,644
Total	$63,794,614	$569,011	$2,481,415	$1,390,961	$66,010	$68,302,011
Amounts offset in accordance with netting arrangements						(2,613,088)
Net amounts of Repurchase agreements as presented in the Consolidated Statements of Financial Condition						$65,688,923

(1) Less than 1% of repurchase agreements had a remaining maturity over 1 year at September 30, 2025 and December 31, 2024.
The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition at September 30, 2025 and December 31, 2024. Refer to the “Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

	September 30, 2025		December 31, 2024
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross amounts	$4,515,504	$79,599,463	$2,613,088	$68,302,011
Amounts offset	(4,480,500)	(4,480,500)	(2,613,088)	(2,613,088)
Netted amounts	$35,004	$75,118,963	$—	$65,688,923

The fair value of collateral received in connection with reverse repurchase agreements as of September 30, 2025 was $4.5 billion, of which the Company sold $2.4 billion. The fair value of collateral received in connection with reverse repurchase agreements as of December 31, 2024 was $2.6 billion, of which the Company sold $2.5 billion. The amount of collateral sold is reported at fair value in the Company’s Consolidated Statements of Financial Condition as U.S. Treasury securities sold, not yet purchased.
Other Secured Financing - As of September 30, 2025, the Company had $2.1 billion in total committed credit facilities to finance a portion of its MSR portfolio. Outstanding borrowings under these facilities as of September 30, 2025 totaled $1.0 billion with maturities ranging between two months to two years. As of December 31, 2024, the Company had $1.6 billion in total committed credit facilities to finance a portion of its MSR portfolio. Outstanding borrowings under these facilities as of December 31, 2024 totaled $750.0 million with maturities ranging between one month to two years. The weighted average interest rate of the borrowings was 6.94% and 7.21% as of September 30, 2025 and December 31, 2024, respectively. Borrowings are reported in Other secured financing in the Company’s Consolidated Statements of Financial Condition.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
Investments pledged as collateral under secured financing arrangements and interest rate swaps, excluding residential mortgage loans of consolidated VIEs, had an estimated fair value and accrued interest of $81.7 billion and $374.6 million, respectively, at September 30, 2025 and $71.8 billion and $332.7 million, respectively, at December 31, 2024.

13. CAPITAL STOCK

(A)    Common Stock
The following table provides a summary of the Company’s common shares authorized, and issued and outstanding at September 30, 2025 and December 31, 2024.

	Shares authorized		Shares issued and outstanding
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	Par Value
Common stock	1,456,750,000	1,468,250,000	681,052,317	578,357,118	$0.01
In January 2022, the Company announced that its Board authorized the repurchase of up to $1.5 billion of its outstanding shares of common stock through December 31, 2024 (the “Prior Common Stock Repurchase Program”). In January 2025, the Company announced that its Board authorized the repurchase of up to $1.5 billion of its outstanding shares of common stock through December 31, 2029 (the “Current Common Stock Repurchase Program”). The Current Common Stock Repurchase Program replaced the Prior Common Stock Repurchase Program. During the three and nine months ended September 30, 2025 and 2024, no shares were repurchased under the Current Common Stock Repurchase Program or the Prior Common Stock Repurchase Program, respectively.

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

During the three and nine months ended September 30, 2025, under the at-the-market sales program, the Company issued 39.0 million and 102.0 million shares for proceeds of $823.3 million and $2.1 billion, respectively, each net of commissions and fees. During the three and nine months ended September 30, 2024, under the at-the-market sales program, the Company issued 57.0 million and 57.6 million shares for proceeds of $1.1 billion and $1.2 billion, respectively, each net of commissions and fees.

(B)    Preferred Stock
The following is a summary of the Company’s cumulative redeemable preferred stock outstanding at September 30, 2025 and December 31, 2024. In the event of a liquidation or dissolution of the Company, the Company’s then outstanding preferred stock takes precedence over the Company’s common stock with respect to payment of dividends and the distribution of assets.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	Shares Authorized		Shares Issued And Outstanding		Carrying Value		Contractual Rate	Earliest Redemption Date (1)	Effective Date of Floating Rate Dividend Period	Floating Annual Rate (2)
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Fixed-rate		(dollars in thousands)
Series J	11,500,000	—	11,000,000	—	265,911	—	8.875%	9/30/2030	NA	NA
Fixed-to-floating rate
Series F	28,800,000	28,800,000	28,800,000	28,800,000	696,910	696,910	6.95%	9/30/2022	9/30/2022	3M Term SOFR + 4.993%
Series G	17,000,000	17,000,000	17,000,000	17,000,000	411,335	411,335	6.50%	3/31/2023	3/31/2023	3M Term SOFR + 4.172%
Series I	17,700,000	17,700,000	17,700,000	17,700,000	428,324	428,324	6.75%	6/30/2024	6/30/2024	3M Term SOFR + 4.989%
Total	75,000,000	63,500,000	74,500,000	63,500,000	$1,802,480	$1,536,569

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

Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus accrued and unpaid dividends through their redemption date. Through September 30, 2025, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
During the three and nine months ended September 30, 2025, the Company issued 11,000,000 shares of its 8.875% Series J Preferred Stock, which included the exercise by the underwriters of their option to purchase an additional 1,000,000 shares of Series J Preferred Stock solely to cover over-allotments, for gross proceeds of $275 million before deducting the underwriting discount and other estimated offering expenses.
The Series F Fixed-to-Floating Rate Cumulative Preferred Stock, Series G Fixed-to-Floating Rate Cumulative Preferred Stock, Series I Fixed-to-Floating Rate Cumulative Preferred Stock and Series J Fixed-Rate Cumulative Preferred Stock rank senior to the common stock of the Company.
On December 31, 2024, the Board approved a repurchase plan for all of our existing outstanding Preferred Stock (as defined below) (the “Preferred Stock Repurchase Program”). Under the terms of the Preferred Stock Repurchase Program, we are authorized to repurchase up to an aggregate of 63,500,000 shares of Preferred Stock, comprised of up to (i) 28,800,000 shares of its 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), (ii) 17,000,000 shares of its 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series G Preferred Stock”), and (iii) 17,700,000 shares of its 6.75% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”, and together with Series F Preferred Stock and Series G Preferred Stock, the “Preferred Stock”). The aggregate liquidation value of the Preferred Stock that may be repurchased by the Company pursuant to the Preferred Stock Repurchase Program, as of September 30, 2025, was approximately $1.6 billion.

The Preferred Stock Repurchase Program became effective on January 1, 2025 and will expire on December 31, 2029, and replaced the Preferred Stock repurchase program, which was effective from November 2, 2022 and expired on December 31, 2024 (the “Prior Preferred Stock Repurchase Program”). No shares were repurchased with respect to the Preferred Stock Repurchase Program during the three and nine months ended September 30, 2025 or the Prior Preferred Stock Repurchase Program during the three and nine months ended September 30, 2024.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
(C)    Distributions to Stockholders
The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(dollars in thousands, except per share data)
Dividends and dividend equivalents declared on common stock and share-based awards	$479,660	$364,914	$1,355,722	$1,019,527
Distributions declared per common share	$0.70	$0.65	$2.10	$1.95
Distributions paid to common stockholders after period end	$476,737	$362,731	$476,737	$362,731
Distributions paid per common share after period end	$0.70	$0.65	$0.70	$0.65
Date of distributions paid to common stockholders after period end	October 31, 2025	October 31, 2024	October 31, 2025	October 31, 2024
Dividends declared to series F preferred stockholders	$17,190	$19,055	$51,637	$57,142
Dividends declared per share of series F preferred stock	$0.597	$0.662	$1.793	$1.984
Dividends declared to series G preferred stockholders	$9,481	$10,606	$28,172	$31,804
Dividends declared per share of series G preferred stock	$0.558	$0.624	$1.657	$1.871
Dividends declared to series I preferred stockholders	$10,795	$11,967	$32,074	$26,901
Dividends declared per share of series I preferred stock	$0.610	$0.676	$1.812	$1.520
Dividends declared to series J preferred stockholders	$—	$—	$—	$—
Dividends declared per share of series J preferred stock	$—	$—	$—	$—

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table presents the components of the Company’s interest income and interest expense for the three and nine months ended September 30, 2025 and 2024.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest income	(dollars in thousands)
Agency securities	$949,511	$789,403	$2,645,630	$2,331,698
Residential credit securities	33,462	49,863	110,522	156,754
Residential mortgage loans (1)	505,527	346,031	1,399,541	899,867
Commercial investment portfolio (1)	—	2,240	1,218	8,235
Reverse repurchase agreements	43,997	41,804	111,587	104,600
Total interest income	$1,532,497	$1,229,341	$4,268,498	$3,501,154
Interest expense
Repurchase agreements	$852,175	$942,780	$2,388,876	$2,722,304
Debt issued by securitization vehicles	349,959	234,299	945,934	596,128
Participations issued	28,651	17,834	86,433	57,841
U.S. Treasury securities sold, not yet purchased	25,962	21,027	78,334	64,373
Total interest expense	1,256,747	1,215,940	3,499,577	3,440,646
Net interest income	$275,750	$13,401	$768,921	$60,508

(1) Includes assets transferred or pledged to securitization vehicles.

15. NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the three and nine months ended September 30, 2025 and 2024.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(dollars in thousands, except per share data)
Net income (loss)	$843,063	$82,351	$1,033,739	$538,692
Net income (loss) attributable to noncontrolling interests	10,618	15,906	19,971	18,838
Net income (loss) attributable to Annaly	832,445	66,445	1,013,768	519,854
Dividends on preferred stock (1)	41,127	41,628	115,544	115,847
Net income (loss) available (related) to common stockholders	$791,318	$24,817	$898,224	$404,007
Weighted average shares of common stock outstanding-basic	656,335,974	515,729,658	621,484,893	505,800,723
Add: Effect of stock awards, if dilutive	1,520,453	1,102,494	1,283,588	817,420
Weighted average shares of common stock outstanding-diluted	657,856,427	516,832,152	622,768,481	506,618,143
Net income (loss) per share available (related) to common share
Basic	$1.21	$0.05	$1.45	$0.80
Diluted	$1.20	$0.05	$1.44	$0.80
(1) The three and nine months ended September 30, 2025 include cumulative and undeclared dividends of $3.7 million on the Company's Series J Preferred Stock as of September 30, 2025.
The computations of diluted net income (loss) per share available (related) to common share for the three and nine months ended September 30, 2025 exclude approximately 1 thousand shares and 0 shares, respectively, and for the three and nine months ended September 30, 2024 exclude 0 shares and approximately 2 thousand shares, respectively, of potentially dilutive restricted stock units and performance stock units because their effect would have been anti-dilutive.

16. INCOME TAXES

For the three months ended September 30, 2025, the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company will not incur federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements that relate to, among other things, assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income.

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
The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position. Thus, no accruals for penalties and interest were deemed necessary at September 30, 2025 and December 31, 2024.
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
During the three and nine months ended September 30, 2025, the Company recorded ($7.8) million and $0.9 million, respectively, of income tax expense/(benefit) attributable to its TRSs. During the three and nine months ended September 30, 2024, the Company recorded ($6.1) million and $4.9 million, respectively, of income tax expense/(benefit) attributable to its TRSs. Income tax expense/(benefit) consists of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(dollars in thousands)		(dollars in thousands)
Current Tax Expense (Benefit)
Federal	$20	$—	$20	$—
State and local	—	28	13	41
Total current income tax expense (benefit)	$20	$28	$33	$41
Deferred Tax Expense (Benefit)
Federal	$(6,862)	$(5,393)	$745	$4,210
State and local	(981)	(770)	106	602
Total deferred income tax expense (benefit)	$(7,843)	$(6,163)	$851	$4,812
Total income tax expense (benefit)	$(7,823)	$(6,135)	$884	$4,853

The difference between the Company's reported income tax provision and the U.S. federal statutory rate of 21.0% and state income tax rates is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
Non-taxable REIT income	(22.6%)	(3.2%)	(20.7%)	(19.9%)
State and local taxes	3.0%	3.0%	3.0%	3.0%
VIE and Other	(2.4%)	(28.9%)	(3.2%)	(3.2%)
Change in valuation allowance	—%	—%	—%	—%
Total provision	(1.0%)	(8.1%)	0.1%	0.9%

As of September 30, 2025, the Company recorded a net deferred tax asset of $89.4 million resulting primarily from loss carryforwards and securitization gains, and a net deferred tax liability of $159.3 million resulting primarily from unrealized gains on MSR, residential mortgage loans, and interest rate swaps, which are included in Other assets and Other liabilities, respectively, in the Consolidated Statements of Financial Condition. As of September 30, 2025, no valuation allowance was established.
As of September 30, 2025, the Company's TRSs had approximately $97.9 million of net operating loss carryforwards for federal income tax purposes which may be available to offset future taxable income, including approximately $7.9 million of

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
net operating loss carryforwards that are subject to an annual limitation under Internal Revenue Code Section 382 and $90.0 million that can be carried forward indefinitely.
As of September 30, 2025, the Company's TRSs had approximately $30.4 million of capital loss carryforwards for federal income tax purposes which can be carried back three years and forward up to five years to offset capital gains.

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
The following tables present the reportable operating segments related to the Company’s results of operations for the three and nine months ended September 30, 2025 and 2024:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Three Months Ended September 30, 2025
	Agency	Resi-credit	MSR	Corporate & Other	Consolidated
	(dollars in thousands)
Interest income	$992,588	$539,909	$—	$—	$1,532,497
Interest expense	811,177	445,570	—	—	1,256,747
Net interest income	181,411	94,339	—	—	275,750
Servicing and related income	—	—	141,356	—	141,356
Servicing and related expense	—	—	15,104	—	15,104
Net servicing income	—	—	126,252	—	126,252
Other income (loss)	495,445	32,343	(45,910)	1,700	483,578
Less: Total general and administrative expenses	17,827	16,755	9,423	6,335	50,340
Income (loss) before income taxes	659,029	109,927	70,919	(4,635)	835,240
Income taxes	(281)	(7,158)	(341)	(43)	(7,823)
Net income (loss)	659,310	117,085	71,260	(4,592)	843,063
Less: Net income (loss) attributable to noncontrolling interest	—	10,618	—	—	10,618
Net income (loss) attributable to Annaly	659,310	106,467	71,260	(4,592)	832,445
Dividends on preferred stock	—	—	—	41,127	41,127
Net income (loss) available (related) to common stockholders	659,310	106,467	71,260	(45,719)	791,318
Unrealized gains (losses) on available-for-sale securities	113,281	—	—	—	113,281
Reclassification adjustment for net (gains) losses included in net income (loss)	2,378	—	—	—	2,378
Other comprehensive income (loss)	115,659	—	—	—	115,659
Comprehensive income (loss)	774,969	117,085	71,260	(4,592)	958,722
Comprehensive income (loss) attributable to noncontrolling interests	—	10,618	—	—	10,618
Comprehensive income (loss) attributable to Annaly	$774,969	$106,467	$71,260	$(4,592)	$948,104
Noncash investing and financing activities:
Receivable for unsettled trades	179,767	—	6,149	—	185,916
Payable for unsettled trades	2,497,495	22,067	84,716	—	2,604,278
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	115,659	—	—	—	115,659
Dividends declared, not yet paid	—	—	—	476,737	476,737
Total assets
Total assets	$85,802,242	$35,811,143	$4,147,960	$100,227	$125,861,572

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Three Months Ended September 30, 2024
	Agency	Resi-credit	MSR	Corporate & Other	Consolidated
	(dollars in thousands)
Interest income	$830,407	$396,694	$—	$2,240	$1,229,341
Interest expense	885,982	328,440	—	1,518	1,215,940
Net interest income	(55,575)	68,254	—	722	13,401
Servicing and related income	—	—	122,583	—	122,583
Servicing and related expense	—	—	12,988	—	12,988
Net servicing income	—	—	109,595	—	109,595
Other income (loss)	(6,658)	36,028	(33,967)	1,738	(2,859)
Less: Total general and administrative expenses	16,154	13,868	8,876	5,023	43,921
Income (loss) before income taxes	(78,387)	90,414	66,752	(2,563)	76,216
Income taxes	23	(8,263)	2,126	(21)	(6,135)
Net income (loss)	(78,410)	98,677	64,626	(2,542)	82,351
Less: Net income (loss) attributable to noncontrolling interest	—	15,906	—	—	15,906
Net income (loss) attributable to Annaly	(78,410)	82,771	64,626	(2,542)	66,445
Dividends on preferred stock	—	—	—	41,628	41,628
Net income (loss) available (related) to common stockholders	(78,410)	82,771	64,626	(44,170)	24,817
Unrealized gains (losses) on available-for-sale securities	428,955	—	—	—	428,955
Reclassification adjustment for net (gains) losses included in net income (loss)	15,769	—	—	—	15,769
Other comprehensive income (loss)	444,724	—	—	—	444,724
Comprehensive income (loss)	366,314	98,677	64,626	(2,542)	527,075
Comprehensive income (loss) attributable to noncontrolling interests	—	15,906	—	—	15,906
Comprehensive income (loss) attributable to Annaly	$366,314	$82,771	$64,626	$(2,542)	$511,169
Noncash investing and financing activities:
Receivable for unsettled trades	727,124	—	39,217	—	766,341
Payable for unsettled trades	1,811,196	—	74,090	—	1,885,286
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	444,724	—	—	—	444,724
Dividends declared, not yet paid	—	—	—	362,731	362,731
Total assets
Total assets	$71,699,019	$26,235,097	$3,371,113	$210,766	$101,515,995

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Nine Months Ended September 30, 2025
	Agency	Resi-credit	MSR	Corporate & Other	Consolidated
	(dollars in thousands)
Interest income	$2,755,055	$1,512,225	$—	$1,218	$4,268,498
Interest expense	2,260,746	1,237,966	—	865	3,499,577
Net interest income	494,309	274,259	—	353	768,921
Servicing and related income	—	—	423,461	—	423,461
Servicing and related expense	—	—	43,788	—	43,788
Net servicing income	—	—	379,673	—	379,673
Other income (loss)	75,668	44,240	(88,243)	2,786	34,451
Less: Total general and administrative expenses	51,694	48,178	28,059	20,491	148,422
Income (loss) before income taxes	518,283	270,321	263,371	(17,352)	1,034,623
Income taxes	(121)	(15,899)	17,002	(98)	884
Net income (loss)	518,404	286,220	246,369	(17,254)	1,033,739
Less: Net income (loss) attributable to noncontrolling interest	—	19,971	—	—	19,971
Net income (loss) attributable to Annaly	518,404	266,249	246,369	(17,254)	1,013,768
Dividends on preferred stock	—	—	—	115,544	115,544
Net income (loss) available (related) to common stockholders	518,404	266,249	246,369	(132,798)	898,224
Unrealized gains (losses) on available-for-sale securities	311,717	—	—	—	311,717
Reclassification adjustment for net (gains) losses included in net income (loss)	81,578	—	—	—	81,578
Other comprehensive income (loss)	393,295	—	—	—	393,295
Comprehensive income (loss)	911,699	286,220	246,369	(17,254)	1,427,034
Comprehensive income (loss) attributable to noncontrolling interests	—	19,971	—	—	19,971
Comprehensive income (loss) attributable to Annaly	$911,699	$266,249	$246,369	$(17,254)	$1,407,063
Noncash investing and financing activities:
Receivable for unsettled trades	179,767	—	6,149	—	185,916
Payable for unsettled trades	2,497,495	22,067	84,716	—	2,604,278
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	393,295	—	—	—	393,295
Dividends declared, not yet paid	—	—	—	476,737	476,737
Total assets
Total assets	$85,802,242	$35,811,143	$4,147,960	$100,227	$125,861,572

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Nine Months Ended September 30, 2024
	Agency	Resi-credit	MSR	Corporate & Other	Consolidated
	(dollars in thousands)
Interest income	$2,433,672	$1,059,247	$—	$8,235	$3,501,154
Interest expense	2,563,077	872,118	—	5,451	3,440,646
Net interest income	(129,405)	187,129	—	2,784	60,508
Servicing and related income	—	—	358,182	—	358,182
Servicing and related expense	—	—	37,821	—	37,821
Net servicing income	—	—	320,361	—	320,361
Other income (loss)	109,384	189,851	(12,513)	3,336	290,058
Less: Total general and administrative expenses	47,604	39,690	25,977	14,111	127,382
Income (loss) before income taxes	(67,625)	337,290	281,871	(7,991)	543,545
Income taxes	748	(9,966)	14,195	(124)	4,853
Net income (loss)	(68,373)	347,256	267,676	(7,867)	538,692
Less: Net income (loss) attributable to noncontrolling interest	—	18,838	—	—	18,838
Net income (loss) attributable to Annaly	(68,373)	328,418	267,676	(7,867)	519,854
Dividends on preferred stock	—	—	—	115,847	115,847
Net income (loss) available (related) to common stockholders	(68,373)	328,418	267,676	(123,714)	404,007
Unrealized gains (losses) on available-for-sale securities	92,843	—	—	—	92,843
Reclassification adjustment for net (gains) losses included in net income (loss)	530,354	—	—	—	530,354
Other comprehensive income (loss)	623,197	—	—	—	623,197
Comprehensive income (loss)	554,824	347,256	267,676	(7,867)	1,161,889
Comprehensive income (loss) attributable to noncontrolling interests	—	18,838	—	—	18,838
Comprehensive income (loss) attributable to Annaly	$554,824	$328,418	$267,676	$(7,867)	$1,143,051
Noncash investing and financing activities:
Receivable for unsettled trades	727,124	—	39,217	—	766,341
Payable for unsettled trades	1,811,196	—	74,090	—	1,885,286
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	623,197	—	—	—	623,197
Dividends declared, not yet paid	—	—	—	362,731	362,731
Total assets
Total assets	$71,699,019	$26,235,097	$3,371,113	$210,766	$101,515,995

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

19. LEASE COMMITMENTS AND CONTINGENCIES

The Company’s operating leases are primarily comprised of corporate office leases with remaining lease terms of approximately two years and seventeen years. The corporate office leases include options to extend for up to five years, however the extension terms were not included in the operating lease liability calculation. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The lease cost for the three and nine months ended September 30, 2025 was $1.5 million and $4.2 million, respectively. The lease cost for the three and nine months ended September 30, 2024 was $0.8 million and $2.5 million, respectively.

Supplemental information related to leases as of and for the nine months ended September 30, 2025 was as follows:

Operating Leases	Classification	September 30, 2025
Assets	(dollars in thousands)
Operating lease right-of-use assets	Other assets	$26,814
Liabilities
Operating lease liabilities (1)	Other liabilities	$31,606
Lease term and discount rate
Weighted average remaining lease term		16.4 years
Weighted average discount rate (1)		7.0%
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$3,086
(1) For the Company’s leases that do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

The following table provides details related to maturities of lease liabilities:

Maturity of Lease Liabilities
Years ending December 31,	(dollars in thousands)
2025 (remaining)	$63
2026	261
2027	2,503
2028	3,854
2029	3,831
Later years	52,041
Total lease payments	$62,553
Less imputed interest	30,947
Present value of lease liabilities	$31,606

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
Contingencies
From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies at September 30, 2025 and December 31, 2024.

20. SUBSEQUENT EVENTS

In October 2025, the Company completed and closed three securitizations of residential mortgage loans: OBX 2025-NQM18, with a face value of $743.2 million and OBX 2025-J3, with a face value of $359.4 million, and OBX 2025-NQM19, with a face value of $707.2 million. These securitizations represent financing transactions which provided non-recourse financing to the Company collateralized by residential mortgage loans purchased by the Company.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

INDEX TO ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Page
Overview	40
Business Environment	40
Economic Environment	41
Income Tax Reform	42
Results of Operations	43
Net Income (Loss) Summary	44
Non-GAAP Financial Measures	46
Earnings Available for Distribution, Earnings Available for Distribution Attributable to Common Stockholders, Earnings Available for Distribution Per Average Common Share and Annualized EAD Return on Average Equity	46
Premium Amortization Expense	48
Economic Leverage and Economic Capital Ratios	48
Interest Income (excluding PAA), Economic Interest Expense and Economic Net Interest Income (excluding PAA)	49
Experienced and Projected Long-term CPR	51
Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA), Net Interest Margin (excluding PAA), and Average Economic Cost of Interest Bearing Liabilities	51
Economic Interest Expense and Average Economic Cost of Interest Bearing Liabilities	52
Other Income (Loss)	53
General and Administrative Expenses	55
Return on Average Equity	55
Unrealized Gains and Losses - Available-for-Sale Investments	55
Financial Condition	56
Residential Securities	56
Contractual Obligations	59
Commitments and Contractual Obligations with Unconsolidated Entities	59
Capital Management	59
Stockholders’ Equity	60
Capital Stock	60
Leverage and Capital	61
Risk Management	62
Risk Appetite	62
Governance	62
Description of Risks	63
Liquidity and Funding Risk Management	63
Funding	63
Excess Liquidity	65
Maturity Profile and Interest Rate Sensitivity	66
Stress Testing	67
Liquidity Management Policies	67
Investment/Market Risk Management	67
Credit Risk Management	68
Counterparty Risk Management	69
Operational Risk Management	69
Compliance, Regulatory and Legal Risk Management	71
Critical Accounting Estimates	71
Valuation of Financial Instruments	71
Residential Securities	71
Residential Mortgage Loans	72
MSR	72
Interest Rate Swaps	72
Revenue Recognition	72
Consolidation of Variable Interest Entities	73
Use of Estimates	73
Glossary of Terms	74

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

Business Environment
The U.S. economy remained resilient in the third quarter of 2025 (“Q3 2025”), with growth roughly on pace with the prior quarter (“Q2 2025”) ahead of a government shutdown that began October 1, 2025, which has delayed official economic data for September. Growth was supported by healthy consumer spending, particularly from high earners, and strong business investment related to artificial intelligence (“AI”), despite lingering uncertainty around tariffs and immigration. Inflation remained well above the Federal Reserve’s (the “Fed”) inflation target, though the anticipated uptick in goods inflation resulting from higher tariffs has been more muted than expected thus far. However, labor market conditions weakened, with hiring slowing to roughly 30,000 jobs per month for the period between June and August 2025. Although the unemployment rate has moved only slightly higher over the same period, the Fed cut interest rates at its Federal Open Market Committee (“FOMC”) meeting in September as the outlook highlights growing risks to the Fed’s employment mandate.
U.S. Treasury yields fell modestly in Q3 2025 and the yield curve steepened, as markets expected modestly lower policy rates going forward. In addition, concerns about the U.S. debt outlook eased following the passage of tax reform in Congress in early July 2025, robust tariff revenues – currently are running at approximately $30 billion per month – and a shift in Treasury issuance towards the front-end of the yield curve. The reduced concerns led to lower Treasury term premia and a widening in swap spreads, which benefited our portfolio given the current allocation of swaps in our hedge book. In addition, interest rate volatility declined to the lowest levels since the onset of the Fed’s hiking cycle in 2022, providing another benefit to our portfolio by lowering convexity costs and helping to tighten Agency MBS spreads.
In this environment, Annaly generated earnings available for distribution of $0.73 per share, thereby outearning our current dividend, which was raised in the first quarter of the year, for the fourth consecutive quarter – and delivered an economic return of 8.1% for Q3 2025 and 11.5% for 2025 year-to-date. Annaly’s economic leverage decreased slightly to 5.7x while cash and unencumbered Agency MBS totaled $5.9 billion, with total assets available for financing increasing to $8.8 billion during the quarter. Moreover, we remained opportunistic in the capital markets by raising approximately $1.1 billion of equity in the third quarter, including $823 million through our at-the-market sales program. We also issued Annaly’s first preferred stock issuance since 2019, and the first non-rated residential mortgage REIT preferred issuance since September 2022, raising $275 million in gross proceeds before deducting the underwriting discount and other estimated offering expenses. While all three of our businesses grew over the quarter, most of the new capital was deployed into MBS given lower realized interest rate and mortgage basis volatility and still historically attractive spreads relative to swap hedges.
Our Agency MBS portfolio ended the quarter at $87.3 billion in market value, up 10% quarter-over-quarter, as MBS performance was supported by the constructive macro backdrop. Early in the quarter, we added MBS in line with our accretive capital raise across the coupon stack and added roughly $1.1 billion in Agency CMBS. However, as higher coupons started to look more attractive, we favored specified pools in 5.5% and 6.0% coupons to further our methodical portfolio construction of recent quarters. As of September 30, 2025, nearly three-quarters of our 6.0% coupon specified pool holdings and 95% of our 6.5% coupon specified pool holdings have medium-to-high quality characteristics that provide call protection as rates rally.
Supply and demand technical factors continued to improve in the Agency MBS sector as fixed income flows were an estimated 50% higher than the same quarter a year ago. In addition, CMO creation has been running at over $30 billion per month, which has helped distribute MBS supply to a wider range of investors. Mortgage spreads tightened by 8 to 12 basis points (“bps”) relative to Treasury hedges over the course of the quarter, with lower and intermediate coupons showing the strongest performance. As mortgage rates declined to the lowest levels in nearly a year, investors increased their prepayment expectations on recently issued higher coupon mortgages, in turn shortening the duration of the securities and negatively impacting their return potential. This quickly shifted investor demand from production coupons to lower and intermediate coupons, with little recent production driving them to outperform.
Within our hedge portfolio, we added hedges alongside new asset purchases, with a bias toward swap hedges in the front end of the yield curve. The additional interest income from hedging with swaps provides adequate compensation for assuming the risk

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
of swap spread tightening. Further out the curve our hedge allocation is more balanced between swap and Treasury-based hedges, though our hedge allocation increased modestly in Q3 2025.
Overall, we remain optimistic with respect to the Agency MBS sector. While spreads have tightened meaningfully in Q3 2025, it was achieved with minimal support from banks or overseas investors. The continuation of the Fed cutting cycle should make MBS more attractive for the overseas community and potential regulatory reform is anticipated to help spur bank demand. Interest rate volatility should remain subdued as the Fed continues their path towards a neutral policy setting, while a steeper curve is likely to reduce option costs for our MBS portfolio.
Our Residential Credit business saw its portfolio increase by $265 million to $6.9 billion in economic market value of assets during the quarter. Investment grade assets in the residential credit market tightened during the quarter with Non-QM “AAA”-rated securities roughly 15 bps tighter, providing a supportive backdrop for securitization issuance, which is running at the second largest gross issuance since 2008 at $160 billion year-to-date. Within this environment, we believe Onslow Bay’s securitization platform continues to be well positioned to benefit from the growth of the private label market, demonstrated by closing a record eight securitizations for $3.9 billion in unpaid principal balance (“UPB”) in Q3 2025, generating $479 million of high yielding, proprietary securities for Annaly and our joint venture. Onslow Bay has now priced 24 securitizations, including 3 after the end of the third quarter, representing $12.4 billion of UPB since the beginning of 2025, solidifying Annaly as the largest non-bank issuer in the residential credit market.
The strong securitization volumes came as the Onslow Bay correspondent channel also achieved record setting quarterly volumes across both loan locks and fundings, while remaining disciplined regarding our credit strategy. The correspondent channel locked $6.2 billion and funded $4.0 billion in whole loans in Q3 2025 with the quarter end locked pipeline representing a 765 weighted-average FICO score, a 68% weighted-average combined loan-to-value ratio and over 96% first lien exposure. In addition, Annaly redeemed OBX 2022-NQM8 during the quarter, exercising the transaction’s three-year call as we expect there to be significant embedded value in our late 2022 vintage and 2023 vintage Non-QM issuances given current securitization cost of funds and pricing in the Non-QM whole loan market.
The housing market continues to experience little to slightly negative home price appreciation on a year-over-year basis, as consistently elevated mortgage rates weigh on affordability. We expect continued pressure on housing into the winter seasonals as “available for sale” inventory has increased, although cumulative depreciation should be modest given the longer-term, positive housing market fundamentals. For now, we intend to remain disciplined by maintaining a high credit quality portfolio with a continued focus on manufacturing proprietary assets through our market leading correspondent channel. Approximately 75% of our residential credit exposure is comprised of OBX securities and residential whole loans, providing full control over both the acquisition and management of the assets.
In our mortgage servicing rights (“MSR”) business, we purchased roughly $17 billion in UPB across three bulk packages and our flow network during the quarter. In addition, we announced a new partnership with PennyMac Financial Services (“Pennymac”), adding another industry leading mortgage originator and servicer to our existing set of “best-in-class” subservicing and recapture partners. As part of this new relationship, we agreed to purchase $12 billion of low note rate MSR from Pennymac, whereby Pennymac will perform all subservicing and recapture responsibilities for the portfolio sold.
Meanwhile, we believe our MSR portfolio should remain insulated against a potential spike in refinancing activity, as the aggregate borrower is approximately 300 bps out of the money with a 3.27% note rate and the portfolio continues to exhibit highly predictable, durable cash flows, paying 4.6 CPR over the last three months ended September 30, 2025. The associated fundamentals remained positive as well, evidenced by the portfolio’s serious delinquencies being unchanged at 50 bps, escrow balances increasing 7% year-over-year, better-than-expected float income, and declining subservicing costs given increased technological investments across our servicing partners.
Looking ahead, we remain optimistic about our portfolio’s ability to deliver attractive risk-adjusted returns. We expect our investment strategies to be well-positioned for the balance of 2025 given declining macro-volatility, additional expected Fed interest rate cuts and healthy fixed income demand. While our outlook remains positive, we have carefully built our portfolio to guard against uncertainty and are flexible in the current investing climate with historically low leverage and significant liquidity. We believe Annaly’s diversified housing finance model has yielded proven results, having generated a 13% average annual economic return over the trailing three year period since scaling each business.
Economic return, earnings available for distribution and economic leverage are non-GAAP financial measures. Refer to "Non-GAAP Financial Measures" for additional information, including a reconciliation to their most directly comparable GAAP results.
Economic Environment
Delays in official economic data releases due to the ongoing government shutdown have limited our ability to gauge the current state of the U.S. economy. Nonetheless, real economic growth appears to have remained strong in Q3 2025 with the Bloomberg median economists’ forecast indicating that gross domestic product rose 2.7% on a seasonally adjusted annualized rate

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
(“SAAR”), above the 1.6% SAAR average growth seen in the first half of 2025. Measures of consumption through the month of August show healthy consumer spending with consumption growth tracking 2.8% SAAR in the third quarter – a growth rate consistent with the 2.9% SAAR expansion in 2024 and a rebound from the 1.5% SAAR gain in the first six months of the year. However, consumers – especially lower income consumers – seem cautious as low savings rates, a slowing labor market, and declining confidence appear to weigh on spending behavior going forward. Of note, nonresidential investment activity – particularly related to AI – rebounded in the third quarter while residential investment activity remained muted.
The labor market continued to slow in Q3 2025. According to the Bureau of Labor Statistics, seasonally adjusted total non-farm payroll employment rose an average of 55,500 workers per month in the first two months of the third quarter, below the nearly 83,000 workers per month gained in the first half of 2025 or the nearly 168,000 workers per month gained in 2024. The unemployment rate has gradually ticked up, reaching 4.3% as of August – the highest reading since October 2021. Yet, the supply and demand for workers remained in balance with the ratio of job openings per unemployed at 0.98 in August, compared to 1.42 in December 2023. At the same time, wage growth, as measured by the year-over-year change in Average Hourly Earnings, dropped moderately to 3.7% in August from 3.9% at the beginning of the year.
Inflation readings, as measured by the year-over-year changes in the Personal Consumption Expenditures (“PCE”) Price Index, remain above the Fed’s 2% inflation target, and disinflationary progress has stalled. Total PCE prices over the 12 months ended in August increased marginally to 2.7% compared to the 2.6% recorded by the same metric in June. Core PCE inflation, which excludes volatile food and energy prices, also ticked up to 2.9% in August from 2.8% in June. While tariff-related inflation pressures have been uneven and overall lower-than-expected, the inflation trend has leveled off, driven by rising goods prices and sticky services prices. Moreover, the forecast for inflation remains uncertain due to the most significant increase in the effective tariff rate in decades, whose full impact has yet to materialize.
The Fed conducts monetary policy with a dual mandate: full employment and price stability. Despite the slow progress on inflation, the FOMC cut the target range for the Federal Funds rate by 25 bps to 4.00% - 4.25% at their September meeting given the weakness in the labor market. Updated forecasts from the FOMC showed a median of two additional 25 bps cuts for the remainder of 2025, and one 25 bp per year in 2026 and 2027. Fed Chair Jerome Powell highlighted that the risk of weak employment growth had risen, which justified a lower rate path under their risk management framework but also argued for maintaining a restrictive stance while the FOMC assesses the appropriate monetary policy response. The updated economic forecast now expects higher growth and gradual improvement in the unemployment rate across the projection horizon while inflation projections for 2026 rose. Meanwhile, regarding the FOMC’s balance sheet policy, the Fed did not make any additional announcements and maintained its monthly redemption cap of Treasury and Agency MBS holdings at $5 billion and $35 billion, respectively.
The continued resilience of the U.S. economy supported strong financial market performance in the third quarter, with both equities and bonds rebounding from tariff-related concerns in Q2 2025. Equity market strength was driven by the ongoing AI boom, solid corporate earnings, and the Fed’s rate cut. Meanwhile, the Fed’s easing bias pushed interest rate expectations lower, particularly at the front end of the Treasury curve, while longer-dated Treasuries continued to reflect caution around fiscal risks and persistent inflation. The 10-year Treasury yield ended the quarter at 4.15%, down 8 bps from the prior quarter, and interest rate volatility fell to its lowest levels in many years. In this low volatility environment the mortgage basis, defined as the spread between the 30-year Agency MBS coupon and 10-year U.S. Treasury rate, tightened by 20 bps over the quarter.

The following table presents interest rates and spreads at each date presented:

	September 30, 2025	June 30, 2025	December 31, 2024	September 30, 2024
30-Year mortgage current coupon	5.20%	5.48%	5.83%	4.96%
Mortgage basis	105 bps	125 bps	126 bps	118 bps
10-Year U.S. Treasury rate	4.15%	4.23%	4.57%	3.78%
OIS SOFR Swaps
1-Month	4.13%	4.33%	4.32%	4.86%
6-Month	3.83%	4.15%	4.25%	4.31%

Income Tax Reform
On July 4, 2025, H.R. 1, also known as the One Big Beautiful Bill Act (the “OBBB”), was signed into law. The OBBB makes material changes to U.S. tax law, including some provisions that affect the taxation of REITs and their investors. In particular, the OBBB (i) permanently extends the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
taxpayers under Section 199A of the Code and (ii) increases the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries from 20% to 25% for taxable years beginning after December 31, 2025. The results of the OBBB changes are not expected to have a material effect on the Company’s financial operations or related disclosures.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Net Income (Loss) Summary
The following table presents financial information related to our results of operations as of and for the three and nine months ended September 30, 2025 and 2024.

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2025	2024	2025	2024
	(dollars in thousands, except per share data)
Interest income	$1,532,497	$1,229,341	$4,268,498	$3,501,154
Interest expense	1,256,747	1,215,940	3,499,577	3,440,646
Net interest income	275,750	13,401	768,921	60,508
Servicing and related income	141,356	122,583	423,461	358,182
Servicing and related expense	15,104	12,988	43,788	37,821
Net servicing income	126,252	109,595	379,673	320,361
Other income (loss)	483,578	(2,859)	34,451	290,058
Less: Total general and administrative expenses	50,340	43,921	148,422	127,382
Income (loss) before income taxes	835,240	76,216	1,034,623	543,545
Income taxes	(7,823)	(6,135)	884	4,853
Net income (loss)	843,063	82,351	1,033,739	538,692
Less: Net income (loss) attributable to noncontrolling interests	10,618	15,906	19,971	18,838
Net income (loss) attributable to Annaly	832,445	66,445	1,013,768	519,854
Less: Dividends on preferred stock (1)	41,127	41,628	115,544	115,847
Net income (loss) available (related) to common stockholders	$791,318	$24,817	$898,224	$404,007
Net income (loss) per share available (related) to common stockholders
Basic	$1.21	$0.05	$1.45	$0.80
Diluted	$1.20	$0.05	$1.44	$0.80
Weighted average number of common shares outstanding
Basic	656,335,974	515,729,658	621,484,893	505,800,723
Diluted	657,856,427	516,832,152	622,768,481	506,618,143
Other information
Investment portfolio at period-end	$122,095,347	$97,742,854	$122,095,347	$97,742,854
Average total assets	$119,001,732	$97,592,286	$111,668,799	$94,973,839
Average equity	$14,235,471	$11,901,427	$13,563,101	$11,661,014
GAAP leverage at period-end (2)	7.1:1	6.9:1	7.1:1	6.9:1
GAAP capital ratio at period-end (3)	11.9%	12.4%	11.9%	12.4%
Annualized return (loss) on average total assets	2.83%	0.34%	1.23%	0.76%
Annualized return (loss) on average equity (4)	23.69%	2.77%	10.16%	6.16%
Net interest margin (5)	0.97%	0.06%	0.96%	0.09%
Average yield on interest earning assets (6)	5.40%	5.16%	5.34%	5.07%
Average GAAP cost of interest bearing liabilities (7)	4.73%	5.42%	4.75%	5.42%
Net interest spread	0.67%	(0.26%)	0.59%	(0.35%)
Weighted average experienced CPR for the period	8.6%	7.6%	8.1%	7.0%
Weighted average projected long-term CPR at period-end	10.4%	11.9%	10.4%	11.9%
Common stock book value per share	$19.25	$19.54	$19.25	$19.54
Non-GAAP metrics *
Interest income (excluding PAA)	$1,550,887	$1,250,706	$4,295,322	$3,512,200
Economic interest expense (7)	$1,051,717	$882,244	$2,892,293	$2,459,504
Economic net interest income (excluding PAA)	$499,170	$368,462	$1,403,029	$1,052,696
Premium amortization adjustment cost (benefit)	$18,390	$21,365	$26,824	$11,046
Earnings available for distribution (8)	$519,882	$382,509	$1,471,645	$1,117,610
Earnings available for distribution per average common share (1)	$0.73	$0.66	$2.18	$1.98
Annualized EAD return on average equity (excluding PAA)	14.70%	12.95%	14.56%	12.88%
Economic leverage at period-end (2)	5.7:1	5.7:1	5.7:1	5.7:1
Economic capital ratio at period-end (3)	14.8%	14.6%	14.8%	14.6%
Net interest margin (excluding PAA) (5)	1.70%	1.52%	1.70%	1.51%
Average yield on interest earning assets (excluding PAA) (6)	5.46%	5.25%	5.37%	5.09%
Average economic cost of interest bearing liabilities (7)	3.96%	3.93%	3.93%	3.87%
Net interest spread (excluding PAA)	1.50%	1.32%	1.44%	1.22%

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

* Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(1) The three and nine months ended September 30, 2025 include cumulative and undeclared dividends of $3.7 million on the Company's Series J Preferred Stock as of September 30, 2025.
(2) GAAP leverage is computed as the sum of repurchase agreements, other secured financing, debt issued by securitization vehicles, participations issued and U.S. Treasury securities sold, not yet purchased divided by total equity. Economic leverage is computed as the sum of recourse debt, cost basis of to-be-announced (“TBA”) derivatives outstanding, and net forward purchases (sales) of investments divided by total equity. Recourse debt consists of repurchase agreements, other secured financing, and U.S. Treasury securities sold, not yet purchased. Debt issued by securitization vehicles and participations issued are non-recourse to us and are excluded from economic leverage.
(3) GAAP capital ratio is computed as total equity divided by total assets. Economic capital ratio is computed as total equity divided by total economic assets. Total economic assets include the implied market value of TBA derivatives and net of debt issued by securitization vehicles and participations issued.
(4) Annualized GAAP return (loss) on average equity annualizes realized and unrealized gains and (losses) which may not be indicative of full year performance, unannualized GAAP return (loss) on average equity is 5.92% and 0.69% for the three months ended September 30, 2025 and 2024, respectively, and 7.62% and 4.62% for the the nine months ended September 30, 2025 and 2024, respectively.
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
(8) Excludes dividends on preferred stock.

GAAP
Net income (loss) was $843.1 million, which includes $10.6 million attributable to noncontrolling interests, or $1.21 per average basic common share, for the three months ended September 30, 2025, compared to $82.4 million, which includes $15.9 million attributable to noncontrolling interests, or $0.05 per average basic common share, for the same period in 2024. We attribute the majority of the change in net income (loss) to favorable changes in net gains (losses) on derivatives, net interest income, and net servicing income, partially offset by an unfavorable change in net gains (losses) on investments and other. Net gains (losses) on derivatives was ($92.3) million for the three months ended September 30, 2025 compared to ($1.8) billion for the same period in 2024. Net interest income for the three months ended September 30, 2025 was $275.8 million, compared to $13.4 million for the same period in 2024. Net servicing income for the three months ended September 30, 2025 was $126.3 million, compared to $109.6 million for the same period in 2024. Net gains (losses) on investments and other was $561.9 million for the three months ended September 30, 2025, compared to $1.7 billion for the same period in 2024.
Net income (loss) was $1.0 billion, which includes $20.0 million attributable to noncontrolling interests, or $1.45 per average basic common share, for the nine months ended September 30, 2025, compared to $538.7 million, which includes $18.8 million attributable to noncontrolling interests, or $0.80 per average basic common share, for the same period in 2024. We attribute the majority of the change in net income (loss) to favorable changes in net gains (losses) on investments and other, net interest income, and net servicing income, partially offset by an unfavorable change in net gains (losses) on derivatives. Net gains (losses) on investments and other was $1.5 billion for the nine months ended September 30, 2025, compared to $160.8 million for the same period in 2024. Net interest income for the nine months ended September 30, 2025 was $768.9 million, compared to $60.5 million for the same period in 2024. Net servicing income for the nine months ended September 30, 2025 was $379.7 million, compared to $320.4 million for the same period in 2024. Net gains on derivatives for the nine months ended September 30, 2025 was ($1.5) billion, compared to $53.6 million for the same period in 2024. Refer to the section titled “Other income (loss)” located within this Item 2 for additional information related to these changes.

Non-GAAP
Earnings available for distribution were $519.9 million, or $0.73 per average common share, for the three months ended September 30, 2025, compared to $382.5 million, or $0.66 per average common share, for the same period in 2024. The change in earnings available for distribution during the three months ended September 30, 2025, compared to the same period in 2024, was primarily due to higher coupon income, resulting from higher residential mortgage loan and securities balances and purchasing securities higher up in the coupon stack. This change was partially offset by an unfavorable change in the net interest component of interest rate swaps and higher interest expense resulting from higher securitized debt balances from new securitizations and higher average rates, partially offset by lower interest expense on repurchase agreements from lower average rates despite higher average repurchase agreement balances.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Earnings available for distribution were $1.5 billion, or $2.18 per average common share, for the nine months ended September 30, 2025, compared to $1.1 billion, or $1.98 per average common share, for the same period in 2024. The change in earnings available for distribution during the nine months ended September 30, 2025, compared to the same period in 2024, was primarily due to higher coupon income, resulting from higher residential mortgage loan and securities balances and purchasing securities higher up in the coupon stack, and higher net servicing income on higher balances. This change was partially offset by an unfavorable change in the net interest component of interest rate swaps, higher interest expense resulting from higher securitized debt balances from new securitizations and higher average rates, partially offset by lower interest expense on repurchase agreements from lower average rates despite higher average repurchase agreement balances.
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
The following table presents a reconciliation of GAAP financial results to non-GAAP earnings available for distribution for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(dollars in thousands, except per share data)
GAAP net income (loss)	$843,063	$82,351	$1,033,739	$538,692
Adjustments to exclude reported realized and unrealized (gains) losses
Net (gains) losses on investments and other (1)	(560,957)	(1,724,051)	(1,454,781)	(161,057)
Net (gains) losses on derivatives (2)	284,199	2,071,493	2,028,046	892,383
Other adjustments
Amortization of intangibles	673	673	2,018	2,019
Non-EAD (income) loss allocated to equity method investments (3)	376	1,465	120	1,158
Transaction expenses and non-recurring items (4)	8,117	4,966	20,605	14,032
Income tax effect of non-EAD income (loss) items	(6,742)	(9,248)	1,616	(2,150)
TBA dollar roll income (5)	9,019	(1,132)	27,546	729
MSR amortization (6)	(72,081)	(62,480)	(203,318)	(169,201)
EAD attributable to noncontrolling interests	(4,175)	(2,893)	(10,770)	(10,041)
Premium amortization adjustment cost (benefit)	18,390	21,365	26,824	11,046
Earnings available for distribution *	519,882	382,509	1,471,645	1,117,610
Dividends on preferred stock (7)	41,127	41,628	115,544	115,847
Earnings available for distribution attributable to common stockholders *	$478,755	$340,881	$1,356,101	$1,001,763
GAAP net income (loss) per average common share (7)	$1.21	$0.05	$1.45	$0.80
Earnings available for distribution per average common share * (7)	$0.73	$0.66	$2.18	$1.98
Annualized GAAP return (loss) on average equity (8)	23.69%	2.77%	10.16%	6.16%
Annualized EAD return on average equity *	14.70%	12.95%	14.56%	12.88%
* Represents a non-GAAP financial measure. Refer to the disclosure within this section above for additional information on non-GAAP financial measures.
(1) Includes write-downs or recoveries which are reported in Other, net in the Company's Consolidated Statements of Comprehensive Income (Loss).
(2) The adjustment to add back Net (gains) losses on derivatives does not include the net interest component of interest rate swaps which is reflected in earnings available for distribution. The net interest component of interest rate swaps totaled $191.9 million and $317.5 million for the three months ended September 30, 2025 and 2024, respectively, and $569.1 million and $946.0 million for the nine months ended September 30, 2025 and 2024, respectively.
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
(7) The three and nine months ended September 30, 2025 include cumulative and undeclared dividends of $3.7 million on the Company's Series J Preferred Stock as of September 30, 2025.
(8) Annualized GAAP return (loss) on average equity annualizes realized and unrealized gains and (losses) which may not be indicative of full year performance, unannualized GAAP return (loss) on average equity is 5.92% and 0.69% for the three months ended September 30, 2025 and 2024, respectively, and 7.62% and 4.62% for the the nine months ended September 30, 2025 and 2024, respectively.

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
The following table illustrates the impact of the PAA on premium amortization expense for our Residential Securities portfolio for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(dollars in thousands)
Premium amortization expense	$36,719	$53,448	$122,269	$90,617
Less: PAA cost (benefit)	18,390	21,365	26,824	11,046
Premium amortization expense (excluding PAA)	$18,329	$32,083	$95,445	$79,571

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
The following table presents a reconciliation of GAAP debt to economic debt for purposes of calculating our economic leverage ratio for the periods presented:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	As of
	September 30, 2025	September 30, 2024
Economic leverage ratio reconciliation	(dollars in thousands)
Repurchase agreements	$75,118,963	$64,310,276
Other secured financing	1,025,000	600,000
Debt issued by securitization vehicles	26,601,790	18,709,118
Participations issued	1,831,657	467,006
U.S. Treasury securities sold, not yet purchased	2,442,570	2,043,519
Total GAAP debt	$107,019,980	$86,129,919
Less Non-recourse debt:
Debt issued by securitization vehicles	$(26,601,790)	$(18,709,118)
Participations issued	(1,831,657)	(467,006)
Total recourse debt	$78,586,533	$66,953,795
Plus / (Less):
Cost basis of TBA derivatives	3,981,439	3,333,873
Payable for unsettled trades	2,604,278	1,885,286
Receivable for unsettled trades	(185,916)	(766,341)
Economic debt *	$84,986,334	$71,406,613
Total equity	$14,996,579	$12,539,949
Economic leverage ratio *	5.7:1	5.7:1

* Represents a non-GAAP financial measure. Refer to the disclosure within this section above for additional information on non-GAAP financial measures.
The following table presents a reconciliation of GAAP total assets to economic total assets for purposes of calculating our economic capital ratio for the periods presented:

	As of
	September 30, 2025	September 30, 2024
Economic capital ratio reconciliation	(dollars in thousands)
Total GAAP assets	$125,861,572	$101,515,995
Less:
Gross unrealized gains on TBA derivatives (1)	(24,074)	(2,869)
Debt issued by securitization vehicles	(26,601,790)	(18,709,118)
Participations issued	(1,831,657)	(467,006)
Plus:
Implied market value of TBA derivatives	3,991,915	3,328,141
Total economic assets *	$101,395,966	$85,665,143
Total equity	$14,996,579	$12,539,949
Economic capital ratio (2) *	14.8%	14.6%

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
The following tables present a reconciliation of GAAP interest income and GAAP interest expense to non-GAAP interest income (excluding PAA), economic interest expense and economic net interest income (excluding PAA), respectively, for the periods presented:
Interest Income (excluding PAA)

	GAAP Interest Income	PAA Cost (Benefit)	Interest Income (excluding PAA) *
For the three months ended	(dollars in thousands)
September 30, 2025	$1,532,497	$18,390	$1,550,887
September 30, 2024	$1,229,341	$21,365	$1,250,706
For the nine months ended
September 30, 2025	$4,268,498	$26,824	$4,295,322
September 30, 2024	$3,501,154	$11,046	$3,512,200
* Represents a non-GAAP financial measure. Refer to disclosures within this section above for additional information on non-GAAP financial measures.
Economic Interest Expense and Economic Net Interest Income (excluding PAA)

	GAAP Interest Expense	Add: Net Interest Component of Interest Rate Swaps and Net Interest on Initial Margin	Economic Interest Expense * (1)	GAAP Net Interest Income	Less: Net Interest Component of Interest Rate Swaps and Net Interest on Initial Margin	Economic Net Interest Income *	Add: PAA Cost (Benefit)	Economic Net Interest Income (excluding PAA) *
For the three months ended		(dollars in thousands)
September 30, 2025	$1,256,747	$(205,030)	$1,051,717	$275,750	$(205,030)	$480,780	$18,390	$499,170
September 30, 2024	$1,215,940	$(333,696)	$882,244	$13,401	$(333,696)	$347,097	$21,365	$368,462
For the nine months ended
September 30, 2025	$3,499,577	$(607,284)	$2,892,293	$768,921	$(607,284)	$1,376,205	$26,824	$1,403,029
September 30, 2024	$3,440,646	$(981,142)	$2,459,504	$60,508	$(981,142)	$1,041,650	$11,046	$1,052,696
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

	Experienced CPR (1)	Projected Long-term CPR (2)
For the three months ended
September 30, 2025	8.6%	10.4%
September 30, 2024	7.6%	11.9%
For the nine months ended
September 30, 2025	8.1%	10.4%
September 30, 2024	7.0%	11.9%
(1) For the three and nine months ended September 30, 2025 and 2024, respectively. (2) At September 30, 2025 and 2024, respectively.

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
Disclosure of these measures, which are presented below, provides investors with additional detail regarding how management evaluates our performance.
Net Interest Spread (excluding PAA)

	Average Interest Earning Assets (1)	Interest Income (excluding PAA) *	Average Yield on Interest Earning Assets (excluding PAA) *	Average Interest Bearing Liabilities (2)	Economic Interest Expense * (2)	Average Economic Cost of Interest Bearing Liabilities * (2)	Economic Net Interest Income (excluding PAA) *	Net Interest Spread (excluding PAA) *
For the three months ended	(dollars in thousands)
September 30, 2025	$113,522,223	$1,550,887	5.46%	$103,994,302	$1,051,717	3.96%	$499,170	1.50%
September 30, 2024	$95,379,071	$1,250,706	5.25%	$87,819,655	$882,244	3.93%	$368,462	1.32%
For the nine months ended
September 30, 2025	$106,592,290	$4,295,322	5.37%	$97,090,093	$2,892,293	3.93%	$1,403,029	1.44%
September 30, 2024	$92,042,244	$3,512,200	5.09%	$83,467,666	$2,459,504	3.87%	$1,052,696	1.22%
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Net Interest Margin (excluding PAA)

	Interest Income (excluding PAA) *	TBA Dollar Roll Income (1)	Economic Interest Expense * (2)	Subtotal	Average Interest Earnings Assets	Average TBA Contract Balances	Subtotal	Net Interest Margin (excluding PAA) *
For the three months ended		(dollars in thousands)
September 30, 2025	$1,550,887	9,019	(1,051,717)	$508,189	$113,522,223	6,356,708	$119,878,931	1.70%
September 30, 2024	$1,250,706	(1,132)	(882,244)	$367,330	$95,379,071	973,713	$96,352,784	1.52%
For the nine months ended
September 30, 2025	$4,295,322	27,546	(2,892,293)	$1,430,575	$106,592,290	5,733,408	$112,325,698	1.70%
September 30, 2024	$3,512,200	729	(2,459,504)	$1,053,425	$92,042,244	707,431	$92,749,675	1.51%
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
Average Economic Cost of Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense * (1)	Average Economic Cost of Interest Bearing Liabilities *	Average One- Month Term SOFR	Average Six- Month Term SOFR	Average One-Month Term SOFR Relative to Average Six- Month Term SOFR	Average Economic Cost of Interest Bearing Liabilities Relative to Average One- Month Term SOFR	Average Economic Cost of Interest Bearing Liabilities Relative to Average Six-Month Term SOFR
For the three months ended
September 30, 2025	$103,994,302	$105,994,980	$1,051,717	3.96%	4.29%	4.05%	0.24%	(0.33%)	(0.09%)
September 30, 2024	$87,819,655	$85,529,919	$882,244	3.93%	5.22%	4.82%	0.40%	(1.29%)	(0.89%)
For the nine months ended
September 30, 2025	$97,090,093	$105,994,980	$2,892,293	3.93%	4.31%	4.16%	0.15%	(0.38%)	(0.23%)
September 30, 2024	$83,467,666	$85,529,919	$2,459,504	3.87%	5.29%	5.10%	0.19%	(1.42%)	(1.23%)
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

Economic interest expense increased by $169.5 million for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to the reduction in the net interest component of interest rate swaps, which was $191.9 million for the three months ended September 30, 2025, compared to $317.5 million for the same period in 2024. Adding to this increase was higher interest expense on increased securitized debt balances from new securitizations, partially offset by lower interest expense on repurchase agreements from lower average rates despite higher average balances.
Economic interest expense increased by $432.8 million for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to the reduction in the net interest component of interest rate swaps, which was $569.1 million for the nine months ended September 30, 2025, compared to $946.0 million for the same period in 2024. Adding to this increase was higher securitized debt balances from new securitizations, partially offset by lower interest expense on repurchase agreements from lower average rates despite higher average balances.
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
At September 30, 2025 and December 31, 2024, the majority of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Securities, residential mortgage loans, and MSR. All of our Residential Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and maintain the liquidity and strength of our balance sheet.

Other Income (Loss)
For the Three Months Ended September 30, 2025 and 2024

Net Gains (Losses) on Investments and Other
Net gains (losses) on disposal of investments was ($87.8) million for the three months ended September 30, 2025, compared to ($169.1) million for the same period in 2024. For the three months ended September 30, 2025, we disposed of Residential Securities with a carrying value of $1.3 billion for an aggregate net gain (loss) of $1.8 million. For the same period in 2024, we disposed of Residential Securities with a carrying value of $2.8 billion for an aggregate net gain (loss) of ($8.3) million. Realized gains (losses) on U.S. Treasury securities sold, not yet purchased was ($26.0) million for the three months ended September 30, 2025, compared to ($117.1) million for the same period in 2024.
Net unrealized gains (losses) on instruments measured at fair value through earnings was $649.7 million for the three months ended September 30, 2025, compared to $1.9 billion for the same period in 2024, primarily due to unfavorable changes in unrealized gains (losses) on Agency MBS of ($1.2) billion, securitized residential whole loans of consolidated VIEs of ($385.3) million, non-Agency MBS of ($27.0) million, and U.S. Treasury securities sold, not yet purchased of ($19.4) million, partially offset by favorable changes in residential securitized debt of consolidated VIEs of $336.4 million and MSR of $13.4 million.
Net Gains (Losses) on Derivatives
Net gains (losses) on interest rate swaps for the three months ended September 30, 2025 was ($0.3) million, compared to ($1.4) billion for the same period in 2024, primarily attributable to favorable changes in unrealized gains (losses) on interest rate swaps and realized gains (losses) on termination or maturity of interest rate swaps, partially offset by an unfavorable change in net interest component of interest rate swaps. Unrealized gains (losses) on interest rate swaps was ($189.0) million for the three months ended September 30, 2025, compared to ($1.6) billion for the same period in 2024. Realized gains (losses) on termination or maturity of interest rate swaps was ($3.2) million for the three months ended September 30, 2025, compared to ($94.0) million for the same period in 2024, which reflected our termination or maturity of fixed-rate payer and receiver interest rate swaps with notional amounts of $1.6 billion and $68.0 million, respectively, compared to $5.1 billion notional amount of fixed-rate payer interest rate swaps for the same period in 2024. Net interest component on interest rate swaps was $191.9 million for the three months ended September 30, 2025, compared to $317.5 million for the same period in 2024.
Net gains (losses) on other derivatives was ($92.1) million for the three months ended September 30, 2025, compared to ($395.0) million for the same period in 2024. The change in net gains (losses) on other derivatives was primarily due to favorable changes in net gains (losses) on interest rate swaptions, which was $0.0 million for the three months ended September 30, 2025, compared to ($135.0) million for the same period in 2024, net gains (losses) on futures, which was ($163.4) million for the three months ended September 30, 2025, compared to ($291.5) million for the same period in 2024, and net gains (losses) on TBA derivatives, which was $76.6 million for the three months ended September 30, 2025, compared to $22.4 million for the same period in 2024, partially offset by an unfavorable change in net gains (losses) on purchase commitments,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
which was ($5.3) million for the three months ended September 30, 2025, compared to $9.1 million for the same period in 2024.
Other, Net
Other, net includes brokerage and commission fees, due diligence costs, securitization expenses, and interest on custodial balances. We also report in Other, net items whose amounts, either individually or in the aggregate, would not, in the opinion of management, be meaningful to readers of the financial statements. Given the nature of certain components of this line item, balances may fluctuate from period to period. Other, net for the three months ended September 30, 2025 was $14.0 million, compared to $27.4 million for the same period in 2024, primarily attributable to an increase in MSR financing expenses, a decrease in net interest income on initial margin related to interest rate swaps, and an increase in securitization related costs, partially offset by an increase in advisory income, and interest on custodial balances.

For the Nine Months Ended September 30, 2025 and 2024

Net Gains (Losses) on Investments and Other
Net gains (losses) on disposal of investments and other was ($220.7) million for the nine months ended September 30, 2025, compared to ($1.1) billion for the same period in 2024. For the nine months ended September 30, 2025, we disposed of Residential Securities with a carrying value of $9.7 billion for an aggregate net gain (loss) of ($78.6) million. For the same period in 2024, we disposed of Residential Securities with a carrying value of $16.0 billion for an aggregate net gain (loss) of ($821.5) million. Realized gains (losses) on U.S. Treasury securities sold, not yet purchased was $17.8 million for the nine months ended September 30, 2025, compared to ($126.0) million for the same period in 2024.
Net unrealized gains (losses) on instruments measured at fair value through earnings was $1.7 billion for the nine months ended September 30, 2025, compared to $1.2 billion for the same period in 2024, primarily due to favorable changes on Agency MBS of $856.6 million, residential whole loans of $29.2 million, securitized debt of consolidated VIEs of $15.6 million, and securitized residential whole loans of consolidated VIEs of $9.2 million, partially offset by unfavorable changes in U.S. Treasury securities sold, not yet purchased of ($229.5) million, non-Agency MBS of ($102.2) million, MSR of ($63.0) million, CRT securities of ($34.6) million, and participations issued of ($16.2) million.

Net Gains (Losses) on Derivatives
Net gains (losses) on interest rate swaps for the nine months ended September 30, 2025 was ($944.4) million, compared to $265.4 million for the same period in 2024, attributable to unfavorable changes in unrealized gains (losses) on interest rate swaps and the change in the net interest component of interest rate swaps, partially offset by favorable changes in realized gains (losses) on termination of interest rate swaps. Unrealized gains (losses) on interest rate swaps was ($1.4) billion for the nine months ended September 30, 2025, compared to ($584.1) million for the same period in 2024. Net interest component on interest rate swaps was $569.1 million for the nine months ended September 30, 2025, compared to $946.0 million for the same period in 2024. Realized gains (losses) on termination of interest rate swaps was ($78.8) million for the nine months ended September 30, 2025, compared to ($96.5) million for the same period in 2024, which reflected our termination of fixed-rate payer and receiver interest rate swaps with notional amounts of $17.1 billion and $3.2 billion, respectively, compared to fixed-rate payer and receiver interest rate swaps with notional amounts of $7.7 billion and $3.3 billion, respectively, for the same period in 2024.
Net gains (losses) on other derivatives was ($514.5) million for the nine months ended September 30, 2025, compared to ($211.7) million for the same period in 2024. The change in net gains (losses) on other derivatives was primarily due to unfavorable changes in net gains (losses) on futures, which was ($636.2) million for the nine months ended September 30, 2025, compared to ($152.1) million for the same period in 2024, partially offset by favorable changes in TBA derivatives, which was $123.8 million for the nine months ended September 30, 2025, compared to $28.3 million for the same period in 2024, and net gains (losses) on interest rate swaptions, which was ($9.2) million for the nine months ended September 30, 2025, compared to ($92.8) million for the same period in 2024.

Other, Net
Other, net for the nine months ended September 30, 2025 was $37.2 million, compared to $75.6 million for the same period in 2024, primarily attributable to an increase in MSR financing expenses, a decrease in net interest income on initial margin related to interest rate swaps, and an increase in securitization related costs, partially offset by an increase in interest on custodial balances, advisory income, and conduit transaction fees.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
General and Administrative Expenses
General and administrative (“G&A”) expenses consist of compensation and other expenses. The following table shows our total G&A expenses as compared to average total assets and average equity for the periods presented.
G&A Expenses and Operating Expense Ratios

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the three months ended	(dollars in thousands)
September 30, 2025	$50,340	0.17%	1.41%
September 30, 2024	$43,921	0.18%	1.48%
For the nine months ended
September 30, 2025	$148,422	0.18%	1.46%
September 30, 2024	$127,382	0.18%	1.46%

G&A expenses were $50.3 million for the three months ended September 30, 2025, an increase of $6.4 million compared to the same period in 2024. The change in the period was primarily due to an increase in compensation expenses and higher expenses related to professional fees, rent and technology.
G&A expenses were $148.4 million for the nine months ended September 30, 2025, an increase of $21.0 million compared to the same period in 2024. The change in the period was primarily due to an increase in compensation expenses and higher expenses related to rent, professional fees and technology.

Return on Average Equity
The following table shows the components of our annualized return on average equity for the periods presented.
Components of Annualized Return on Average Equity

	Economic Net Interest Income/ Average Equity (1)	Net Servicing Income/Average Equity	Other Income (Loss)/Average Equity (2)	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the three months ended
September 30, 2025	13.14%	3.55%	8.19%	(1.41%)	0.22%	23.69%
September 30, 2024	11.12%	3.68%	(10.76%)	(1.48%)	0.21%	2.77%
For the nine months ended
September 30, 2025	13.15%	3.73%	(5.25%)	(1.46%)	(0.01%)	10.16%
September 30, 2024	11.51%	3.66%	(7.49%)	(1.46%)	(0.06%)	6.16%
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	September 30, 2025	December 31, 2024
	(dollars in thousands)
Unrealized gain	$4,937	$4,221
Unrealized loss	(629,324)	(1,021,903)
Accumulated other comprehensive income (loss)	$(624,387)	$(1,017,682)

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
The fair value of these securities being less than amortized cost at September 30, 2025 is solely due to market conditions and not the quality of the assets. Substantially all of the Agency MBS have an actual or implied credit rating that is the same as that of the U.S. government. The investments do not require an allowance for credit losses because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal and interest amounts of the securities by the respective issuing Agency.

Financial Condition
Total assets were $125.9 billion and $103.6 billion at September 30, 2025 and December 31, 2024, respectively. The change was primarily due to increases in securities of $15.3 billion, securitized residential whole loans of consolidated VIEs of $7.5 billion, cash and cash equivalents of $608.7 million, mortgage servicing rights of $567.0 million, and residential mortgage loans of $461.4 million, partially offset by decreases in receivables for unsettled trades of $2.0 billion, derivative assets of $177.5 million and principal and interest receivable of $109.6 million. Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class were as follows at September 30, 2025.

	Agency MBS	Residential Credit (1)	MSR	Total
Assets	(dollars in thousands)
Fair value	$83,317,819	$35,265,514	$3,512,014	$122,095,347
Implied market value of derivatives (2)	3,991,915	—	—	3,991,915
Debt
Repurchase agreements	70,609,233	4,509,730	—	75,118,963
Implied cost basis of derivatives (2)	3,981,439	—	—	3,981,439
Other secured financing	—	—	1,025,000	1,025,000
Debt issued by securitization vehicles	—	26,601,790	—	26,601,790
Participations issued	—	1,831,657	—	1,831,657
U.S. Treasury securities sold, not yet purchased	2,472,871	24,368	(54,669)	2,442,570
Net forward purchases	2,317,728	22,067	78,567	2,418,362
Other
Net other assets / liabilities	1,638,416	286,848	403,834	2,329,098
Net equity allocated	$9,566,879	$2,562,750	$2,866,950	$14,996,579

Net equity allocated (%)	64%	17%	19%	100%
Debt/net equity ratio (3)	7.6:1	12.9:1	0.3:1	7.1:1

(1) Fair value includes residential loans held for sale, commercial assets and liabilities and assets and liabilities associated with non-controlling interests.
(2) Derivatives include TBA contracts under Agency MBS.
(3) Represents the debt/net equity ratio as determined using amounts in the Consolidated Statements of Financial Condition.

Residential Securities
Substantially all of our Agency MBS at September 30, 2025 and December 31, 2024 were backed by single-family residential mortgage loans and were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Fannie Mae, Freddie Mac or Ginnie Mae pass through certificates or CMOs, which have an actual or implied credit rating that is the same as that of the U.S. government. We carry all of our Agency MBS at fair value in the Consolidated Statements of Financial Condition.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
We accrete discount balances as an increase to interest income over the expected life of the related interest earning assets and we amortize premium balances as a decrease to interest income over the expected life of the related interest earning assets. At September 30, 2025 and December 31, 2024 we had in our Consolidated Statements of Financial Condition a total of $1.4 billion and $1.3 billion, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Securities acquired at a price below principal value) and a total of $2.7 billion and $2.5 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Residential Securities acquired at a price above principal value).
The weighted average experienced prepayment speed on our Agency MBS portfolio for the three months ended September 30, 2025 and 2024 was 8.6% and 7.6%, respectively. The weighted average experienced prepayment speed on our Agency MBS portfolio for the nine months ended September 30, 2025 and 2024 was 8.1% and 7.0%, respectively. The weighted average projected long-term prepayment speed on our Agency MBS portfolio as of September 30, 2025 and 2024 was 10.4% and 11.9%, respectively.
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

The following table presents our Residential Securities that were carried at fair value at September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
	Estimated Fair Value
Agency
Fixed-rate pass-through	$76,702,561	$63,049,674
Adjustable-rate pass-through	127,286	162,238
CMO	2,743	73,684
Interest-only	574,325	380,732
Multifamily	5,910,904	3,741,765
Reverse mortgages	—	25,975
Total agency securities	$83,317,819	$67,434,068
Residential credit
Credit risk transfer	$330,647	$754,915
Non-QM	312,108	164,892
Prime	130,471	102,117
SBC	183,348	233,572
NPL/RPL	435,368	682,440
RTL	174,755	151,852
Prime jumbo (>= 2010 vintage)	178,209	158,313
Total residential credit securities	$1,744,906	$2,248,101
Total Residential Securities	$85,062,725	$69,682,169

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The following table summarizes certain characteristics of our Residential Securities (excluding interest-only mortgage-backed securities) and interest-only mortgage-backed securities at September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
Residential Securities (1)	(dollars in thousands)
Principal amount	$83,915,079	$70,783,559
Net premium	80,312	110,212
Amortized cost	83,995,391	70,893,771
Amortized cost / principal amount	100.10%	100.16%
Carrying value	83,836,013	68,717,038
Carrying value / principal amount	99.91%	97.08%
Weighted average coupon rate	5.09%	5.02%
Weighted average yield	5.02%	4.96%
Adjustable-rate Residential Securities (1)
Principal amount	$495,051	$951,400
Weighted average coupon rate	8.14%	8.41%
Weighted average yield	7.72%	7.59%
Weighted average term to next adjustment (2)	5 Months	6 Months
Weighted average lifetime cap (3)	9.46%	9.33%
Principal amount at period end as % of total residential securities	0.59%	1.34%
Fixed-rate Residential Securities (1)
Principal amount	$83,420,028	$69,832,159
Weighted average coupon rate	5.07%	4.97%
Weighted average yield	5.00%	4.93%
Principal amount at period end as % of total residential securities	99.41%	98.66%
Interest-only Residential Securities
Notional amount	$47,634,258	$38,352,812
Net premium	1,279,518	1,091,361
Amortized cost	1,279,518	1,091,361
Amortized cost / notional amount	2.69%	2.85%
Carrying value	1,226,712	965,131
Carrying value / notional amount	2.58%	2.52%
Weighted average coupon rate	0.57%	0.46%
Weighted average yield	3.74%	2.40%
(1) Excludes interest-only MBS. (2) Excludes non-Agency MBS and CRT securities. (3) Excludes non-Agency MBS and CRT securities as this attribute is not applicable to these asset classes.
The following tables summarize certain characteristics of our Residential Credit portfolio at September 30, 2025.

		Payment Structure		Investment Characteristics (1)
Product	Estimated Fair Value	Senior	Subordinate	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR (2)
(dollars in thousands)
Credit risk transfer	$330,647	$—	$330,647	9.27%	1.54%	1.14%	6.25%
Non-QM	312,108	—	312,108	7.06%	7.71%	3.30%	17.08%
Prime	130,471	110,013	20,458	6.02%	18.84%	3.59%	5.13%
SBC	183,348	20,618	162,730	7.26%	25.67%	14.83%	22.16%
NPL/RPL	435,368	117,239	318,129	7.31%	21.06%	51.68%	6.64%
RTL	174,755	145,478	29,277	7.19%	18.93%	4.80%	59.25%
Prime jumbo (>=2010 vintage)	178,209	107,341	70,868	5.05%	1.07%	0.85%	7.34%
Total/weighted average	$1,744,906	$500,689	$1,244,217	7.40%	13.83%	17.52%	16.35%

(1) Investment characteristics exclude the impact of interest-only securities. (2) Represents the 3 month voluntary prepayment rate (“VPR”).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Bond Coupon
Product	ARM	Fixed	Floater	Interest-Only	Estimated Fair Value
(dollars in thousands)
Credit risk transfer	$—	$—	$330,647	$—	$330,647
Non-QM	1,320	310,788	—	—	312,108
Prime	—	98,701	—	31,770	130,471
SBC	—	176,868	6,480	—	183,348
NPL/RPL	—	424,118	11,195	55	435,368
RTL	—	174,755	—	—	174,755
Prime jumbo (>=2010 vintage)	—	51,622	19,246	107,341	178,209
Total	$1,320	$1,236,852	$367,568	$139,166	$1,744,906

Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations at September 30, 2025. The table does not include the effect of net interest rate payments on our interest rate swap agreements. The net swap payments will fluctuate based on monthly changes in the receive rate. At September 30, 2025, the interest rate swaps had a net fair value of ($21.2) million.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$74,840,852	$278,111	$—	$—	$75,118,963
Interest expense on repurchase agreements (1)	449,527	6,146	—	—	455,673
Other secured financing	250,000	775,000	—	—	1,025,000
Interest expense on other secured financing (1)	57,833	20,935	—	—	78,768
Debt issued by securitization vehicles (principal)	—	—	—	27,098,983	27,098,983
Interest expense on debt issued by securitization vehicles	1,499,940	2,999,880	2,999,880	46,555,027	54,054,727
Participations issued (principal)	—	—	—	1,772,035	1,772,035
Interest expense on participations issued	120,655	241,310	241,310	2,978,253	3,581,528
Long-term operating lease obligations	259	5,465	7,662	49,167	62,553
Total	$77,219,066	$4,326,847	$3,248,852	$78,453,465	$163,248,230

(1) Interest expense on repurchase agreements and other secured financing calculated based on rates at September 30, 2025.
In the coming periods, we expect to continue to finance our Residential Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use securitization structures, credit facilities, or other term financing structures to finance certain of our assets. During the nine months ended September 30, 2025, we received $5.9 billion from principal repayments and $11.7 billion in cash from disposal of Securities. During the nine months ended September 30, 2024, we received $4.9 billion from principal repayments and $17.3 billion in cash from disposal of Securities.
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

Stockholders’ Equity
The following table provides a summary of total stockholders’ equity at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Stockholders’ equity	(dollars in thousands)
6.95% Series F fixed-to-floating rate cumulative redeemable preferred stock	$696,910	$696,910
6.50% Series G fixed-to-floating rate cumulative redeemable preferred stock	411,335	411,335
6.75% Series I fixed-to-floating rate cumulative redeemable preferred stock	428,324	428,324
8.875% Series J fixed-rate cumulative redeemable preferred stock	265,911	—
Common stock	6,811	5,784
Additional paid-in capital	27,352,976	25,257,716
Accumulated other comprehensive income (loss)	(624,387)	(1,017,682)
Accumulated deficit	(13,626,983)	(13,173,146)
Total stockholders’ equity	$14,910,897	$12,609,241

Capital Stock
Common Stock
In January 2022, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding shares of common stock through December 31, 2024 (the “Prior Common Stock Repurchase Program”). In January 2025, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding shares of common stock through December 31, 2029 (the “Current Common Stock Repurchase Program”). The Current Common Stock Repurchase Program replaced the Prior Common Stock Repurchase Program. During the three and nine months ended September 30, 2025 and 2024, no shares were repurchased under the Current Common Stock Repurchase Program or the Prior Common Stock Repurchase Program, respectively.

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

During the three and nine months ended September 30, 2025, under the at-the-market sales program, we issued 39.0 million and 102.0 million shares for proceeds of $823.3 million and $2.1 billion, respectively, each net of commissions and fees. During the

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
three and nine months ended September 30, 2024, under the at-the-market sales program, we issued 57.0 million and 57.6 million shares for proceeds of $1.1 billion and $1.2 billion, respectively, each net of commissions and fees. Refer to the “Capital Stock” Note located within Item 1 for additional information related to the at-the-market sales program.

Preferred Stock
On December 31, 2024, the Board approved a repurchase plan for all of our existing outstanding Preferred Stock (as defined below) (the “Preferred Stock Repurchase Program”). Under the terms of the Preferred Stock Repurchase Program, we are authorized to repurchase up to an aggregate of 63,500,000 shares of Preferred Stock, comprised of up to (i) 28,800,000 shares of our 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), (ii) 17,000,000 shares of our 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series G Preferred Stock”), and (iii) 17,700,000 shares of our 6.75% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”, and together with Series F Preferred Stock and Series G Preferred Stock, the “Preferred Stock”). The aggregate liquidation value of the Preferred Stock that may be repurchased by us pursuant to the Preferred Stock Repurchase Program, as of September 30, 2025, was approximately $1.6 billion.
The Preferred Stock Repurchase Program became effective on January 1, 2025 and will expire on December 31, 2029, and replaced the Preferred Stock repurchase program, which was effective from November 2, 2022 and expired on December 31, 2024 (the “Prior Preferred Stock Repurchase Program”). No shares were repurchased with respect to the Preferred Stock Repurchase Program during the three and nine months ended September 30, 2025 and the Prior Preferred Stock Repurchase Program during the three and nine months ended September 30, 2024.
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
During the three and nine months ended September 30, 2025, we issued 11,000,000 shares of our Series J Preferred Stock, which included the exercise by the underwriters of their option to purchase an additional 1,000,000 shares of Series J Preferred Stock solely to cover over-allotments, for gross proceeds of $275 million before deducting the underwriting discount and other estimated offering expenses.

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
Our GAAP leverage ratio at September 30, 2025 and December 31, 2024 was 7.1:1 and 7.1:1, respectively. Our economic leverage ratio, which is computed as the sum of Recourse Debt, cost basis of TBA derivatives outstanding, and net forward purchases (sales) of investments divided by total equity was 5.7:1 and 5.5:1, at September 30, 2025 and December 31, 2024, respectively. Our GAAP capital ratio at September 30, 2025 and December 31, 2024 was 11.9% and 12.3%, respectively. Our economic capital ratio, which represents our ratio of stockholders’ equity to total economic assets (inclusive of the implied market value of TBA derivatives and net of debt issued by securitization vehicles and participations issued), was 14.8% and 14.8% at September 30, 2025 and December 31, 2024, respectively. Economic leverage ratio and economic capital ratio are non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section for additional information, including reconciliations to their most directly comparable GAAP results.

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
To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At September 30, 2025 and December 31, 2024, the weighted average days to maturity was 49 days and 32 days, respectively.
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
At September 30, 2025, we had total financial assets and cash pledged against existing liabilities of $80.3 billion. The weighted average haircut was approximately 3% on repurchase agreements. The quality and character of the Residential Securities that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change at September 30, 2025, compared to the same period in 2024, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the three months ended September 30, 2025.
The following table presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
For the three months ended	(dollars in thousands)
September 30, 2025	$74,041,222	$75,118,963	$3,871,747	$35,004
June 30, 2025	67,699,628	66,541,378	3,434,050	—
March 31, 2025	66,724,268	61,659,460	2,721,386	—
December 31, 2024	68,092,016	65,688,923	2,778,970	—
September 30, 2024	67,092,629	64,310,276	3,041,120	—
June 30, 2024	63,043,218	60,787,994	2,322,479	—
March 31, 2024	64,027,388	58,975,232	2,323,485	—
December 31, 2023	61,924,576	62,201,543	1,340,204	—
September 30, 2023	66,020,036	64,693,821	257,097	—
Our committed facility warehouse lines provide financing for our MSR portfolio for liquidity purposes. We maintain a conservative approach to these facilities, generally over-collateralizing the lines against margin calls.
The following table provides information on our repurchase agreements and other secured financing by maturity date at September 30, 2025. The weighted average remaining maturity on our repurchase agreements and other secured financing was 54 days at September 30, 2025:

	September 30, 2025
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$26,994,527	4.38%	35.4%
2 to 29 days	2,103,067	4.90%	2.8%
30 to 59 days	14,059,608	4.38%	18.5%
60 to 89 days	23,209,704	4.27%	30.5%
90 to 119 days	4,578,922	4.18%	6.0%
Over 119 days (1)	5,198,135	5.06%	6.8%
Total	$76,143,963	4.40%	100.0%

(1) Approximately 1% of the total repurchase agreements and other secured financing had a remaining maturity over 1 year.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
We also finance our investments in residential mortgage loans through the issuance of securitization transactions sponsored by our wholly-owned subsidiary Onslow Bay Financial LLC (“Onslow Bay”) under the Onslow Bay private-label securitization program. In order to increase financing optionality for our Onslow Bay platform, during the quarter we renewed or extended existing facilities and upsized one facility by $100 million.
The following table presents our outstanding debt balances and associated weighted average rates and days to maturity at September 30, 2025:

		Weighted Average Rate
	Principal Balance	As of Period End	For the Quarter	Weighted Average Days to Maturity (1)
	(dollars in thousands)
Repurchase agreements	$75,118,963	4.36%	4.50%	49
Other secured financing	1,025,000	6.94%	7.00%	399
Debt issued by securitization vehicles (2)	27,098,983	5.54%	5.30%	12,974
Participations issued (2)	1,772,035	6.65%	6.58%	10,835
Total indebtedness	$105,014,981

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
Assets are considered encumbered if pledged as collateral against an existing liability, and therefore are no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets at September 30, 2025:

	Encumbered Assets	Unencumbered Assets	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,776,349	$320,347	$2,096,696
Reverse repurchase agreements (1)	35,004	—	35,004
Investments, at carrying value (2)
Agency mortgage-backed securities	75,369,462	5,610,031	80,979,493
Credit risk transfer securities	253,257	77,390	330,647
Non-agency mortgage-backed securities	757,761	634,432	1,392,193
Residential mortgage loans (3)	33,177,126	343,482	33,520,608
MSR	3,164,697	311,484	3,476,181
Interests in MSR	—	35,833	35,833
Other assets (4)	—	50,506	50,506
Total financial assets	$114,533,656	$7,383,505	$121,917,161

(1) The collateral received in connection with reverse repurchase agreements was repledged as of September 30, 2025.
(2) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported in the Consolidated Statements of Financial Condition.
(3) Includes assets transferred or pledged to securitization vehicles.
(4) Includes commercial real estate investments and interests in certain joint ventures.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is also considered and is subject to certain parameters. The composition is monitored for concentration risk, including in respect of our deposits of our cash and cash equivalents, and asset type. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets at September 30, 2025:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Carrying Value (1)
Liquid assets	(dollars in thousands)
Cash and cash equivalents	$2,096,696
Residential Securities (2)	82,702,278
Residential mortgage loans (3)	4,008,299
Total liquid assets	$88,807,273
Percentage of liquid assets to carrying amount of encumbered and unencumbered financial assets (4)	96.12%
(1) Carrying value approximates the market value of assets. The assets listed in this table include $80.3 billion of assets that have been pledged as collateral against existing liabilities at September 30, 2025. Please refer to the Encumbered and Unencumbered Assets table for related information.
(2) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported in the Consolidated Statements of Financial Condition.
(3) Excludes securitized residential mortgage loans transferred or pledged to consolidated VIEs carried at fair value of $29.5 billion.
(4) Denominator is computed based on the carrying amount of encumbered and unencumbered financial assets, excluding assets transferred or pledged to securitization vehicles, of $29.5 billion.

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
The interest rate sensitivity of our assets and liabilities in the following table at September 30, 2025 could vary substantially based on actual prepayment experience.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$2,096,696	$—	$—	$—	$2,096,696
Reverse repurchase agreements	—	—	—	35,004	35,004
Agency mortgage-backed securities (principal)	—	115	62,162	82,201,224	82,263,501
Residential credit risk transfer securities (principal)	4,664	5,841	57,466	244,974	312,945
Non-agency mortgage-backed securities (principal)	27,867	229,566	439,841	641,359	1,338,633
Commercial mortgage-backed securities (principal)	—	—	—	—	—
Total securities	32,531	235,522	559,469	83,087,557	83,915,079
Loans (principal)	—	—	—	3,878,557	3,878,557
Assets transferred or pledged to securitization vehicles (principal)	—	—	—	29,723,650	29,723,650
Total financial assets - maturity	2,129,227	235,522	559,469	116,724,768	119,648,986
Effect of utilizing reset dates (1)	30,290,520	547,022	683,950	(31,521,492)	—
Total financial assets - interest rate sensitive	$32,419,747	$782,544	$1,243,419	$85,203,276	$119,648,986
Financial liabilities
Repurchase agreements	$66,116,906	$8,723,946	$278,111	$—	$75,118,963
Debt issued by securitization vehicles (principal)	—	—	—	27,098,983	27,098,983
Participations issued (principal)	—	—	—	1,772,035	1,772,035
U.S. Treasury securities sold, not yet purchased	2,442,570	—	—	—	2,442,570
Total financial liabilities - maturity	68,559,476	8,723,946	278,111	28,871,018	106,432,551
Effect of utilizing reset dates (1)(2)	(59,158,681)	1,205,554	26,168,855	31,784,272	—
Total financial liabilities - interest rate sensitive	$9,400,795	$9,929,500	$26,446,966	$60,655,290	$106,432,551

Maturity gap	$(66,430,249)	$(8,488,424)	$281,358	$87,853,750	$13,216,435

Cumulative maturity gap	$(66,430,249)	$(74,918,673)	$(74,637,315)	$13,216,435

Interest rate sensitivity gap	$23,018,952	$(9,146,956)	$(25,203,547)	$24,547,986	$13,216,435

Cumulative rate sensitivity gap	$23,018,952	$13,871,996	$(11,331,551)	$13,216,435

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
We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The net interest income simulations incorporate the interest expense effect of rate resets on liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. The following table presents estimates at September 30, 2025. Actual results could differ materially from these estimates.

Change in Interest Rate (1)	Estimated Percentage Change in Portfolio Value (2)	Estimated Change as a % on NAV (2)(3)	Projected Percentage Change in Economic Net Interest Income (4)
-75 Basis points	(0.2%)	(1.7%)	(2.4%)
-50 Basis points	—%	(0.3%)	(1.3%)
-25 Basis points	—%	0.2%	(0.4%)
+25 Basis points	(0.1%)	(0.9%)	(0.3%)
+50 Basis points	(0.3%)	(2.4%)	(1.1%)
+75 Basis points	(0.6%)	(4.4%)	(2.6%)
MBS Spread Shock (1)	Estimated Change in Portfolio Market Value (2)	Estimated Change as a % on NAV (2)(3)
-25 Basis points	1.3%	9.7%
-15 Basis points	0.8%	5.8%
-5 Basis points	0.3%	1.9%
+5 Basis points	(0.3%)	(1.9%)
+15 Basis points	(0.8%)	(5.7%)
+25 Basis points	(1.3%)	(9.5%)
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
Our portfolio composition, based on balance sheet values, at September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024
Category
Agency mortgage-backed securities	68.2%	68.6%
Credit risk transfer securities	0.3%	0.8%
Non-agency mortgage-backed securities	1.2%	1.5%
Residential mortgage loans (1)	27.5%	26.0%
Commercial mortgage-backed securities	—%	0.1%
Mortgage servicing rights (2)	2.8%	3.0%
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
We monitor our exposure to counterparties across several dimensions including by type of arrangement, collateral type, counterparty type, ratings and geography. Additionally, ALCO has oversight of our counterparty exposure. The following table summarizes our exposure to counterparties by geography at September 30, 2025:

	Number of Counterparties	Secured Financing (1)	Interest Rate Swaps at Fair Value	Exposure (2)
Geography	(dollars in thousands)
North America	21	$58,667,332	$(16,217)	$3,885,242
Europe	10	13,002,589	(4,935)	948,449
Asia (non-Japan)	1	488,886	—	15,377
Japan	4	3,985,156	—	871,114
Total	36	$76,143,963	$(21,152)	$5,720,182

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
We also have processes in place to oversee and identify material risks from cybersecurity threats associated with our use of third party service providers upon which we depend to perform various business processes related to our operations, including mortgage loan servicers and sub-servicers. Our vendor management and IT policies establish procedures for engaging, onboarding and monitoring the performance of third party vendors. For mortgage loan servicers and sub-servicers, these procedures include assessing a vendor’s financial health as well as oversight of its compliance with applicable laws and regulations, cybersecurity and business continuity programs and security of personal information. We also have processes to evaluate and classify cybersecurity risk related to sensitive data held by key third party service providers on their systems.
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

Convexity
A measure of the change in a security’s duration with respect to changes in interest rates. The more convex a security is, the more its duration will change with interest rate changes. Negative convexity refers to the properties of an MBS in which the relationship between price and yield is not linear. Compared to a comparable duration treasury bond, the price of an MBS security increases less when yields fall and decreases more when yields rise, due to changes in expected prepayment behavior from the underlying borrower.

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
There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2025, we were not party to any pending material legal proceedings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2025, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding common shares through December 31, 2029 (the “Current Common Stock Repurchase Program”). No shares were repurchased with respect to this share repurchase program during the quarter ended September 30, 2025. As of September 30, 2025, the maximum dollar value of shares that may yet be repurchased under this program was $1.5 billion.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2025, no director or officer of the Company adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.
Articles of Restatement
On October 27, 2025, the Board approved a restatement of every provision of the Company's charter currently in effect and filed Articles of Restatement reflecting the same with the State Department of Assessments and Taxation of Maryland on the following day. The Articles of Restatement do not amend any provision of the charter of the Company. No vote of the stockholders was required in connection with the approval and filing of the Articles of Restatement.
A copy of the Articles of Restatement is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

Exhibits:

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

Exhibit Number	Exhibit Description

3.1	Articles of Restatement, filed with the State Department of Assessments and Taxation of the State of Maryland, effective October 27, 2025. †
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
The instance document does not appear in the interactive data file because its Extensible Business Reporting Language (XBRL) tags are embedded within the Inline XBRL document. The following documents are formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition at September 30, 2025 (Unaudited) and December 31, 2024 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2024); (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and nine months ended September 30, 2025 and 2024; (iii) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2025 and 2024; (iv) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2025 and 2024; and (v) Notes to Consolidated Financial Statements (Unaudited).

101.SCH XBRL	Taxonomy Extension Schema Document †
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document †
101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created †
101.LAB XBRL	Taxonomy Extension Label Linkbase Document †
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document †
104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (formatted in Inline XBRL and contained in Exhibit 101).
† Submitted electronically herewith.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNALY CAPITAL MANAGEMENT, INC.

Dated:	October 30, 2025	By: /s/ David L. Finkelstein
David L. Finkelstein
Chief Executive Officer, Co-Chief Investment Officer and Director (Principal Executive Officer)

Dated:	October 30, 2025	By: /s/ Serena Wolfe
Serena Wolfe
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-1