Form 10-K
period 2025-12-31
ANNALY CAPITAL MANAGEMENT INC
filed 2026-02-12
CIK 1043219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No  ☑
At June 30, 2025, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $12.1 billion, based on the closing sales price of the registrant’s common stock on such date as reported on the New York Stock Exchange.
The number of shares of the registrant’s common stock outstanding on January 30, 2026 was 718,386,976.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2025. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

Business Overview
Introduction
We are a leading diversified capital manager with investment strategies across residential mortgage finance. Our principal business objective is to generate net income for distribution to our stockholders and optimize our returns through prudent management of our diversified investment strategies. We are an internally-managed Maryland corporation founded in 1997 that has elected to be taxed as a real estate investment trust (“REIT”). Our common stock is listed on the New York Stock Exchange under the symbol “NLY.”
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
We have created multiple strategic and capital partnerships across our investment groups including the following:
–Annaly Residential Credit Group has established relationships with key mortgage loan originators and aggregators including well-known money center banks, allowing us to efficiently source proprietary originations suited to our risk

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS
parameters. In addition, our wholly-owned subsidiary Onslow Bay Financial LLC (“Onslow Bay”) partners directly with mortgage technology companies to enhance the operations of our correspondent channel.
–Annaly Mortgage Servicing Rights Group has established relationships with leading sub-servicing and recapture partners, allowing us to build and maintain a durable and high-quality MSR portfolio and benefit from our partners operational capabilities to enhance returns.
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
Our portfolio composition and capital allocation at December 31, 2025 and 2024 were as follows:

	December 31, 2025		December 31, 2024
Asset Classes	Percentage of Portfolio	Capital Allocation (2)	Percentage of Portfolio	Capital Allocation (2)
Agency (1)(2)	89%	62%	87%	59%
Residential Credit (2)	7%	19%	9%	22%
MSR (2)	4%	19%	4%	19%
(1) Includes to-be-announced forward contracts (“TBAs”).
(2) Assets exclude assets transferred or pledged to securitization vehicles, include TBA purchase contracts (market value), unsettled MSR commitments, and retained securities that are eliminated in consolidation and are shown net of participations issued.

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
We finance our Agency mortgage-backed securities and residential credit securities primarily with repurchase agreements. We seek to diversify our exposure and limit concentrations by entering into repurchase agreements with multiple counterparties. We enter into repurchase agreements with broker-dealers, commercial banks and other lenders that typically offer this type of financing. We enter into collateralized borrowings with financial institutions meeting internal credit standards and we monitor the financial condition of these institutions on a regular basis. At December 31, 2025, we had $81.9 billion of repurchase agreements outstanding.
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
To reduce our liquidity risk. we maintain a laddered approach to our repurchase agreements. At December 31, 2025, the weighted average days to maturity was 35 days.
We also finance our investments in residential mortgage loans through the issuance of securitization transactions sponsored under the Onslow Bay private-label securitization program (“OBX”). We are a programmatic securitization sponsor of new origination, residential whole loans with 101 deals as of December 31, 2025 comprising $46.2 billion of issuance since the beginning of 2018. During the year ended December 31, 2025, we issued 29 OBX securitizations backed by $15.2 billion of residential whole loans.
We utilize leverage to enhance the risk-adjusted returns generated for our stockholders. We generally expect to maintain an economic leverage ratio of no greater than 10:1 considerate of our overall capital allocation framework. This ratio varies from time to time based upon various factors, including our management’s opinion of the level of risk of our assets and liabilities, our mix of assets, our liquidity position, our level of unused borrowing capacity, the availability of credit, over-collateralization levels required by lenders when we pledge assets to secure borrowings and, lastly, our assessment of domestic and international market conditions. Since the financial crisis beginning in 2007, we have maintained an economic leverage ratio below 8:1 and since the Coronavirus Disease 2019 (“COVID-19”) pandemic began, an economic leverage ratio closer to or below 7:1. For purposes of calculating this ratio, our economic leverage ratio is equal to the sum of Recourse Debt, cost basis of TBA derivatives outstanding, and net forward purchases (sales) of investments divided by total equity.
Our target economic leverage ratio is determined under our capital management policy. Should our actual economic leverage ratio increase above the target level, we will consider appropriate measures which may include asset sales, changes in asset mix, reductions in asset purchases or originations, issuance of capital or other capital enhancing or risk reduction strategies.
The following table presents our leverage and capital ratios as of the periods presented.

	December 31, 2025	December 31, 2024
GAAP leverage ratio	7.2:1	7.1:1
Economic leverage ratio *	5.6:1	5.5:1
GAAP capital ratio	11.9%	12.3%
Economic capital ratio *	14.9%	14.8%
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

Information about our Executive Officers
The following table sets forth certain information as of February 12, 2026 concerning our executive officers:

Name	Age	Title
David L. Finkelstein	53	Chief Executive Officer and Co-Chief Investment Officer
Serena Wolfe	46	Chief Financial Officer
Steven F. Campbell	53	President and Chief Operating Officer

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
As previously disclosed, effective January 1, 2026, Anthony C. Green retired as the Company's Chief Legal Officer, Chief Corporate Officer and Secretary and transitioned to the role of Senior Advisor to the Company, in which capacity he will serve through March 31, 2026.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS
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
As of December 31, 2025, we had 212 employees.
Our People and Culture
Our employees are the driving force behind Annaly’s success, and we are committed to promoting their well-being, engagement, and professional development. Our culture is focused on fostering an inclusive, empowering, and rewarding work environment for all employees.
Our culture is built on five core values: ownership, humility, accountability, collaboration and diversity and inclusivity. These values are embedded in our professional and personal conduct and are vital to the continued success of our company. All employees are responsible for upholding these values, which form the bedrock of our culture. Guided by these values, we are committed to attracting, developing and retaining the best talent, with diverse experiences, perspectives and backgrounds.
We utilize employee surveys, including an annual engagement survey, to create open and honest feedback channels that foster our ability to actively engage and involve our employees in the evolution of our culture. Our leaders review and incorporate survey feedback to enhance employee engagement and drive employee satisfaction. We remain committed to maintaining a growth-focused environment where employees feel encouraged to share honest, constructive feedback.
Diversity & Inclusivity
Across Annaly, our employees have a range of experiences that bring fresh perspectives, contribute to our agility, and foster ingenuity. We strive to create a work environment where all employees feel respected and empowered to contribute their unique vantage points. Our Human Capital Team, in coordination with an Inclusion Support Committee of Executive Sponsors, is responsible for overseeing and continuing to advance our diversity and inclusivity initiatives.
We value our diversity and promote an inclusive culture. With 57% of our Operating Committee and 60% of our overall population as of December 31, 2025 identifying as either female and/or racially/ethnically diverse, we are driven by the belief that having a diverse group of employees supports our continued long-term success. Hosting over 50 community building events in 2025, our seven employee network groups, which include the Women’s Interactive Network (“WIN”), the Asian American and Pacific Islander Employee Network, the Black Employee Network, the Latin American Employee Network, the disAbility Network, the Veteran’s Employee Network, and the Annaly Pride Network, continue to evolve and advance. These network groups promote allyship, celebrate the strengths that arise from our differences, and foster a sense of community. Further, they provide opportunities for development, information sharing, networking, mentoring, and community outreach.
Compensation, Benefits and Wellness
Our employee compensation program includes base salary, annual incentive bonuses, and stock-based awards. Employee compensation packages are designed to both align employee and stockholder interests and to provide incentives to attract, retain and motivate employees.
In addition, we invest in a wide range of benefits and wellness initiatives that support healthy lifestyles and choices for our employees. We offer benefits including health and insurance coverage, health savings and flexible spending accounts, telemedicine benefits, 401(k) plans, paid time off, and family care resources. We recognize that people’s daily emotional lives and mental health play a key role in their overall wellness. As such, we continue to evaluate ways to promote and expand our mental health offerings. We sponsor a wide range of initiatives including access to talk therapy, health coaching, lifestyle management support as well as a dedicated Wellness Week that includes a number of health and wellness related activities and seminars. Over the last few years, we have also enhanced our parental and family care benefits to provide extended leave and fertility assistance. We remain committed to enhancing and promoting programs and practices that foster inclusivity and well-being both personally and professionally.
Learning and Development
We seek to advance and promote our employees’ capabilities and full potential by investing in a number of targeted learning and development opportunities. By aligning with our overall business strategy, we design our learning and development objectives to meet our employees’ needs and interests. Additionally, we have both tuition reimbursement and learning reimbursement plans that provide financial support toward the cost of furthering employee education in an area directly related to their job.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS
To promote a sense of purpose, accountability and broader exposure, we offer networking opportunities across our company, which include senior leader-led small group sessions as well as one-on-one employee knowledge share sessions. More broadly, we continue to offer firmwide learning sessions that focus on core business strategies and initiatives.
Corporate and Employee Philanthropy and Volunteerism
Through our corporate philanthropy, employee volunteerism, and employee charity match program, we partner with high-impact non-profit organizations to provide a meaningful contribution in the communities where we live, work, and invest. This work has included promoting housing stability through supportive and affordable housing, supporting the advancement and professional development of underrepresented populations in finance, and supporting employee donations, volunteerism, and engagement.

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
We also have a subsidiary that operates as a licensed mortgage aggregator and master servicer, which subjects it to individual state licensing laws and to supervision and examination by federal authorities, including the Consumer Financial Protection Bureau (“CFPB”), the U.S. Department of Housing and Urban Development (“HUD”), the SEC as well as various state licensing, supervisory and administrative agencies. We and our subsidiaries must also comply with a large number of federal, state and local consumer protection laws including, among others, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, Real Estate Settlement Procedures Act, the Truth in Lending Act, and the Fair Credit Reporting Act, as well as state foreclosure laws and federal and local bankruptcy rules. These laws and regulations, which are frequently amended and adjusted, have, in recent years, led to an increase in both the scope of the requirements and the intensity of the supervision to which we are subject. The second Trump Administration has implemented significantly different policies from the Biden Administration, including new proposed regulations and rescissions or withdrawals of previous guidance. The cumulative impact of these changes, and whether they will last over time, is unclear
The CFTC has jurisdiction over the regulation of swaps. The CFTC has asserted that this causes the operators of mortgage REITs that use swaps as part of their business model to fall within the statutory definition of CPO, and absent relief from the Market Participants Division of the CFTC, such operators generally much register as CPOs or qualify for an exemption from registration. On December 7, 2012, as a result of numerous requests for no-action relief from the CPO registration requirement for operators of mortgage REITs, the Division of Swap Dealer and Intermediary Oversight (the predecessor to the Market Participants Division) of the CFTC issued no-action relief entitled “No-Action Relief from the Commodity Pool Operator

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS
Registration Requirement for Commodity Pool Operators of Certain Pooled Investment Vehicles Organized as Mortgage Real Estate Investment Trusts” that permits a CPO to receive relief from the requirement to register by filing a claim to perfect the use of the relief. A claim submitted by a CPO will be effective upon filing, so long as the claim is materially complete. The conditions that must be met relate to initial margin and premiums requirements, net income derived annually from commodity interest positions that are not qualifying hedging transactions, marketing of interests in the mortgage REIT to the public and identification of the entity as a mortgage real estate investment trust in its federal tax filings with the IRS. We have submitted a claim for the relief set forth in the no-action relief entitled “No-Action Relief from the Commodity Pool Operator Registration Requirement for Commodity Pool Operators of Certain Pooled Investment Vehicles Organized as Mortgage Real Estate Investment Trusts” and believe we meet the criteria for such relief set forth therein.

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
•Any new laws, regulations or administrative actions modifying the relationship between Fannie Mae, Freddie Mac and the federal government could affect our business model or business operations.
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
•Evolving environmental, social and governance-related disclosure requirements and climate-related risks could adversely affect our business and results of operations.
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
•Our TRSs cannot constitute more than 25% of our total assets.
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

Any new laws, regulations or administrative actions modifying the relationship between Fannie Mae, Freddie Mac and the federal government could affect our business model or business operations.
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
In September 2008, Fannie Mae and Freddie Mac were placed into the conservatorship of the FHFA. In addition to the conservatorships, the U.S. Department of the Treasury has entered into, and from time to time modified, Preferred Stock

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

Purchase Agreements and related arrangements with the FHFA and has taken various actions intended to provide Fannie Mae and Freddie Mac with additional liquidity in an effort to ensure their financial stability. In January 2025, the FHFA and the U.S. Department of the Treasury under the Biden Administration announced modifications to the Preferred Stock Purchase Agreements to help ensure that the eventual release of Fannie Mae and Freddie Mac from conservatorship will be orderly and reflect certain existing practices, and the FHFA indicated that it would solicit public input before releasing either Fannie Mae or Freddie Mac from conservatorship. We cannot predict if, when or how the conservatorships will end, or what associated changes, if any, may be made to the structure, mandate or overall business practices of Fannie Mae and Freddie Mac.
The U.S. housing finance system, including the role of Fannie Mae and Freddie Mac and the nature and structure of their guaranty obligations, remains subject to significant uncertainty and may be affected by legislative action, regulatory action or administrative initiatives. The Trump Administration has publicly discussed significant potential changes to Fannie Mae and Freddie Mac that could affect their roles, which could be significantly modified, and the nature and structure of their guarantees, which could be eliminated or considerably reduced. The U.S. Treasury could also alter the amount or nature of the credit support provided to Fannie Mae and Freddie Mac in the future. Any changes to the nature and structure of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes an Agency mortgage-backed security and could have broad adverse market implications, including potentially adversely affecting the types of assets we can buy, the costs of these assets, the terms on which we can finance them and our business operations. A potential reduction in the ability of mortgage loan originators to access Fannie Mae and Freddie Mac to sell their mortgage loans may adversely affect the mortgage markets generally and adversely affect the ability of mortgagors to refinance their mortgage loans. In addition, any decline in the value of securities issued by Fannie Mae and Freddie Mac may affect the value of MBS in general. If Fannie Mae or Freddie Mac was eliminated, or their structures were to change in a material manner that is not compatible with our business model, we would not be able to acquire Agency mortgage-backed securities from these entities, which could adversely affect our business operations.

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
Our business is subject to, or affected by, numerous regulations, including regulations regarding mortgage loan servicing, underwriting, and loan originator compensation and others that could be issued in the future. The CFPB, among other federal and state regulators, historically had broad authority to promulgate rules, supervise compliance and bring enforcement actions under these laws and regulations. Many mortgage lending and servicing standards that affect market practices and disclosures were adopted through CFPB rulemaking and guidance.
Recent developments have resulted in significant agency-level changes at the CFPB, including the withdrawal of a substantial number of interpretative rules, policy statements and other guidance documents and uncertainty regarding the CFPB’s funding, examination activity and enforcement capacity. These changes may reduce the volume and predictability of regulatory activity led by the CFPB, shift enforcement emphasis away from certain priorities established under prior administrations or otherwise alter how consumer financial laws are interpreted and enforced. As a result, compliance expectations are more uncertain, and enforcement of the Truth in Lending Act or related laws may shift to other federal agencies, state regulators or state attorneys general, potentially leading to inconsistent regulatory approaches across jurisdictions and increased litigation and compliance costs. It is also possible that expected changes in regulation and enforcement do not occur, or are reversed by a subsequent administration.
We are unable to fully predict how laws or regulations that may be adopted in the future will affect our business, results of operations and financial condition, or the environment for repurchase financing and other forms of borrowing, the investing environment for Agency MBS, non-Agency MBS and/or residential mortgage, and MSR.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

Evolving environmental, social and governance-related disclosure requirements and climate-related risks could adversely affect our business and results of operations.
We are subject to complex and evolving laws, regulations and reporting frameworks regarding environmental and climate-related matters. These requirements may differ across jurisdictions and may change over time, which could increase our compliance costs, require additional data collection and internal controls and expose us to regulatory scrutiny, litigation or reputational risk if our disclosures are challenged as inaccurate, incomplete or misleading. Moreover, we may be subject to expectations regarding environmental, social and governance matters by investors or other stakeholders. At the same time, practices relating to environmental, social and governance matters have become the target of evolving federal and state laws, regulations and policy initiatives aimed at restricting or discouraging the considerations of such matters in business or investment decisions. These diverging standards and expectations may subject us to increased scrutiny from stakeholders and governmental bodies with respect to business practices and company activities related to environmental, social and governance topics and climate change, which could result in reputational harm, litigation and other adverse consequences. In addition, actual or perceived effects of climate change could negatively impact house prices, housing-related costs, and borrower behavior. The timing and financial impact of these matters remain uncertain, but they could materially adversely affect our business, financial condition and results of operations.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
We also indirectly own interests in entities that have elected to be taxed as REITs under the U.S. federal income tax laws, or “Subsidiary REITs.” Subsidiary REITs are subject to the various REIT qualification requirements that are applicable to us. If any Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to regular U.S. federal, state, and local corporate income tax, (ii) our interest in such Subsidiary REIT would cease to be a qualifying asset for purposes of the REIT asset tests, and (iii) it is possible that we would fail certain of the REIT asset tests, in which event we also would fail to maintain our qualification as a REIT unless we could avail ourselves of certain relief provisions. While we believe that the Subsidiary REITs have qualified as REITs under the Code, we have joined each Subsidiary REIT in filing “protective”

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

TRS elections under Section 856(l) of the Code. We cannot assure you that such “protective” TRS elections would be effective to avoid adverse consequences to us. Moreover, even if the “protective” TRS elections were to be effective, the Subsidiary REITs would be subject to regular corporate income tax, and we cannot assure you that we would not fail to satisfy the requirement that not more than 25% of the value of our total assets may be represented by the securities of one or more TRSs. If we fail to maintain our qualification as a REIT, we would be subject to U.S. federal income tax at regular corporate rates. Also, unless the IRS were to grant us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first fail to qualify. If we fail to maintain our qualification as a REIT, we would have to pay significant income taxes and would therefore have less money available for investments or for distributions to our stockholders. This would likely have a significant adverse effect on the value of our equity. In addition, the tax law would no longer require us to make distributions to our stockholders.
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

Our TRSs cannot constitute more than 25% of our total assets.
A TRS is a corporation, other than a REIT or a qualified REIT subsidiary, in which a REIT owns stock and with which the REIT jointly elects TRS status. The term also includes a corporate subsidiary in which the TRS owns more than a 35% interest.
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if it was earned directly by the parent REIT. Overall, at the close of any calendar quarter, no more than 25% (20% for the taxable years beginning before January 1, 2026) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs.
The stock and securities of our TRSs are expected to represent less than 25% of the value of our total assets. Furthermore, we intend to monitor the value of our investments in the stock and securities of our TRSs to ensure compliance with the above-described limitation. We cannot assure you, however, that we will always be able to comply with the limitation so as to maintain REIT status.

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
To remain qualified as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our stockholders and the ownership of our stock. Our ability to acquire and hold our investments is subject to the applicable REIT qualification tests. We must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, U.S. Government securities and qualified real estate assets. The remainder of our investment in securities (other than U.S. Government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than U.S. Government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
We invest in MSR and financial instruments whose cash flows are considered to be largely dependent on underlying MSR that either directly or indirectly act as collateral for the investment. We expect to increase our exposure to MSR-related investments

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

in 2026. Generally, we have the right to receive certain cash flows from the MSR that are generated from the servicing fees and/or excess servicing spread associated with the MSR. Our investments in MSR-related assets have in the past and may in the future expose us to risks associated with MSR, including the following:
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
The Federal Reserve (the “Fed”) owns approximately $2.0 trillion of Agency mortgage-backed securities as of December 31, 2025. Certain actions taken by the U.S. government, including the Fed, may impact our results. For example, rising short-term interest rates if the Fed lifts its monetary policy rate to slow an elevated rate of inflation may have a negative impact on our results. Meanwhile, any potential future reduction of the Fed’s balance sheet might lead to higher interest rate volatility and wider mortgage-backed security spreads that could negatively impact Annaly’s portfolio.

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
There is no assurance that borrowers have maintained or will maintain the insurance required under the applicable loan documents or that such insurance will be adequate. In addition, the effects of climate change have made, and may continue to make, certain types of insurance, such as flood insurance, increasingly difficult and/or expensive to obtain in certain areas. In addition, since the residential mortgage loans generally do not require maintenance of terrorism insurance, we cannot make assurances that any property will be covered by terrorism insurance. Therefore, damage to a collateral property that is not adequately insured or damage to a collateral property caused by acts of terror may not be covered by insurance and may result in substantial losses to us.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
Our business is highly dependent on communications and information systems and networks. Any failure or interruption of our or our counterparties’ systems or networks or cyberattacks or other information security breaches of our networks or systems may cause delays or other problems in our securities trading activities, including mortgage-backed securities trading activities. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securities transactions, if their respective systems experience failure, interruption, cyberattacks, or other information security breaches, including those caused by software bugs or errors, network failures, computer and telecommunication failures, usage errors, power, communications or other service outages or failures, fires, earthquakes, severe weather conditions or other catastrophic events. Certain third parties provide information needed for our financial statements that we cannot obtain or verify from other sources. If one of those third parties experiences a system or network failure or cybersecurity incident, we may not have access to that information or may not have confidence in its accuracy. There is a risk that our operational safeguards, business contingency plans, and information security protocols, including those implemented by our vendors, could prove insufficient.
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
Cybersecurity risks for financial services businesses are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect, in part because of the proliferation of new technologies, including generative artificial intelligence (“GenAI”), and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, state-sponsored actors and other external parties. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, ransomware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. Cybersecurity risks also may derive from fraud or malice on the part of our employees or third parties, or may result from human error, software bugs, server malfunctions, software or hardware failure or other technological failure. Such threats may be difficult to detect for long periods of time and also may be further enhanced in frequency or effectiveness through threat actors’ use of artificial intelligence. Further, cybersecurity risks may be heightened as a result of ongoing global conflicts.
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
Although we have not detected a material cybersecurity breach to date, other financial institutions have reported material breaches of their systems, some of which have been significant. Even with all reasonable security efforts, not every breach can be prevented or even detected. It is possible that we have experienced an undetected breach. There is no assurance that we have not or will not experience a breach. There is no assurance that our cybersecurity incident response plan will allow us to successfully mitigate or recover from potential attacks. In addition, certain third parties that facilitate our business activities have reported breaches in the past and may experience breaches in the future, and there is no assurance that the third parties that have not reported breaches or will not experience a breach in the future. We may be held responsible if certain third parties that facilitate our business activities experience a breach. Additionally, we cannot be certain that our insurance coverage will be adequate for cybersecurity liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that our insurer will not deny coverage as to any future claim.
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
We use, or may in the future use, artificial intelligence, GenAI, machine learning and similar tools and technologies (collectively, “AI”) in connection with our business, including in our business or through third-party service providers. The use of GenAI, a relatively new and emerging technology in the early stages of commercial use, exposes us to additional risks, such as damage to our reputation, competitive position, and business, legal and regulatory risks and additional costs. For example, GenAI has been known to produce false or “hallucinatory” inferences or output, and certain GenAI uses machine learning and predictive analytics, which can create inaccurate, incomplete, or misleading content, unintended biases and other discriminatory or unexpected results, errors or inadequacies, any of which may not be easily detectable by us or any of our related service providers. While AI systems may help automate processes or provide more tailored or personalized user experiences, if the content, analyses, or recommendations that AI systems assist in producing are, or are perceived to be, deficient, inaccurate, biased, unethical or otherwise flawed, our reputation, competitive position and business may be materially and adversely affected.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

Additionally, if any of our employees, contractors, consultants, vendors or service providers use any third-party AI-powered software in connection with our business or the services they provide to us, it may lead to the inadvertent disclosure or incorporation of our confidential information into publicly available training sets, which may impact our ability to realize the benefit of, or adequately maintain, protect and enforce our intellectual property or confidential information, harming our competitive position and business. Any output created by us using AI tools may not be subject to copyright protection, which may adversely affect our intellectual property rights in, or ability to commercialize or use, any such content. In the United States, a number of civil lawsuits have been initiated related to the foregoing and other concerns, any one of which may, among other things, affect our ability to develop our own AI-powered products and solutions. To the extent that we do not have sufficient rights to use the data or other material or content used in or produced by the AI tools used in our business, or if we experience cybersecurity incidents in connection with our use of AI, it could adversely affect our reputation and expose us to legal liability or regulatory risk, including with respect to third-party intellectual property, privacy, data protection and cybersecurity, publicity, contractual or other rights. Further, our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively.
In addition, the regulatory framework for AI and similar technologies, and automated decision making, is changing rapidly. It is possible that new laws and regulations will be adopted in the United States and in non-U.S. jurisdictions, or that existing laws and regulations may be interpreted, in ways that would affect the operation of our products and solutions and the way in which we use AI and similar technologies. For example, in Europe, on August 1, 2024, the European Union’s Artificial Intelligence Act (the “AI Act”) was entered into force. The AI Act establishes, among other things, a risk-based governance framework for regulating AI systems operating in the European Union. This framework would categorize AI systems, based on the risks associated with such AI systems’ intended purposes, as creating unacceptable or high risks, with all other AI systems being considered limited or minimal risk. We may not be able to adequately anticipate or respond to these evolving laws and regulations, and we may need to expend additional resources to adjust our offerings in certain jurisdictions if applicable legal frameworks are inconsistent across jurisdictions. Moreover, because these technologies are themselves highly complex and rapidly developing, it is not possible to predict all of the legal or regulatory risks that may arise relating to our use of such technologies. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.
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
We depend on a variety of services provided by third party service providers related to our investments in mortgage loans and MSR as well as for general operating purposes. For example, we rely on the mortgage servicers who service the mortgage loans in our portfolio and those underlying our MSR to, among other things, collect principal and interest payments on such mortgage loans and perform loss mitigation services in accordance with applicable laws and regulations. Mortgage servicers and other service providers, such as trustees, bond insurance providers, due diligence vendors and document custodians, have in the past and may in the future fail to perform or otherwise not perform in a manner that promotes our interests.
For example, any legislation or regulation intended to reduce or prevent foreclosures through, among other things, loan modifications may reduce the value of mortgage loans, including those in our portfolio and those underlying our MSR. Mortgage servicers have in the past and may in the future be required or otherwise incentivized by the Federal or state governments to pursue actions designed to assist mortgagors, such as loan modifications, forbearance plans and other actions intended to prevent foreclosure even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loans. Similarly, legislation delaying the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limiting the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans may also reduce the value of mortgage loans in our portfolio and those underlying our MSR. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs. As a consequence of the foregoing matters, our business, financial condition and results of operations could be adversely affected.

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

Competition may affect availability and pricing of our target assets.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2025, we were not party to any pending material legal proceedings and we are not aware of any contemplated material proceedings by governmental authorities.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading publicly on October 8, 1997 and is traded on the New York Stock Exchange under the trading symbol “NLY.” As of January 30, 2026, we had 718,386,976 shares of common stock issued and outstanding which were held by approximately 650,445 beneficial holders. The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Item 12 of Part III of this Form 10-K under the heading “Equity Compensation Plan Information.”

Dividends
We intend to pay quarterly dividends and to distribute to our stockholders all or substantially all of our taxable income in each year (subject to certain adjustments) consistent with the distribution requirements applicable to REITs. This will enable us to qualify for the tax benefits accorded to a REIT under the Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by factors beyond our control. In addition, unrealized changes in the estimated fair value of available-for-sale investments may have a direct effect on dividends. All distributions will be made at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board may deem relevant from time to time. See also Item 1A. “Risk Factors.” No dividends can be paid on our common stock unless we have paid full cumulative dividends on our preferred stock. From the date of issuance of our preferred stock through December 31, 2025, we have paid full cumulative dividends on our preferred stock.
Share Performance Graph
The following graph and table set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s Composite 500 stock Index or S&P 500 Index, and a select group of peers operating within the mortgage REIT industry, or Performance Peer Group. The comparison is for the five-year period ended December 31, 2025 and assumes the reinvestment of dividends. The graph and table assume that $100 was invested in our common stock, the S&P 500 Index and the Performance Peer Group on the last trading day of the initial year shown in the graph.

In previous filings, we included the Bloomberg Mortgage REIT Index, or BBG REIT Index, in the share performance graph and table. As a result of the discontinuation of the BBG REIT Index in 2024, we replaced the BBG REIT Index with the Performance Peer Group. The Performance Peer Group represents a group of mortgage REIT peers used by the Management Development and Compensation Committee of our Board of Directors to evaluate our performance and to inform certain elements of our executive compensation program. We believe that companies included in the Performance Peer Group have portfolios and investment strategies that most closely resemble our focus on residential mortgage assets. Companies comprising the Performance Peer Group include Adamas Trust, Inc., AGNC Investment Corp., ARMOUR Residential REIT, Inc., Chimera Investment Corporation, Dynex Capital, Inc., Ellington Financial Inc., Invesco Mortgage Capital, Inc., MFA Financial, Inc., Orchid Island Capital, Inc., Redwood Trust, Inc., Rithm Capital Corp., and Two Harbors Investment Corp. The cumulative total return of the Performance Peer Group was weighted according to the respective issuer's stock market capitalization at the beginning of the performance period.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities
Five-Year Share Performance

225
200
175
150
125
100
75
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Annaly Capital Management, Inc.
S&P 500 Index
Performance Peer Group

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Annaly Capital Management, Inc.	100	103	81	85	91	128
S&P 500 Index	100	129	105	133	166	196
Performance Peer Group	100	117	83	97	103	122
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
Share Repurchase
In January 2025, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding shares of common stock through December 31, 2029 (the “Common Stock Repurchase Program”). The Common Stock Repurchase Program replaces our previous $1.5 billion share repurchase program, which expired on December 31, 2024. No shares were repurchased with respect to the Common Stock Repurchase Program during the year ended December 31, 2025.
Purchases made pursuant to the Common Stock Repurchase Program will be made in either the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The authorization does not obligate us to acquire any particular amount of common stock and the program may be suspended or discontinued at our discretion without prior notice.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities
In January 2025, we announced that our Board authorized a repurchase plan for all of our existing outstanding Preferred Stock (as defined below, the “Preferred Stock Repurchase Program”). Under the terms of the plan, we are authorized to repurchase up to an aggregate of 63,500,000 shares of Preferred Stock, comprised of up to (i) 28,800,000 shares of our 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), (ii) 17,000,000 shares of our 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series G Preferred Stock”), and (iii) 17,700,000 shares of our 6.75% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”, and together with Series F Preferred Stock and Series G Preferred Stock, the “Preferred Stock”). The aggregate liquidation value of the Preferred Stock that may be repurchased by us pursuant to the Preferred Stock Repurchase Program, as of December 31, 2024, was approximately $1.6 billion. The Preferred Stock Repurchase Program replaces our previous repurchase plan for all of our existing outstanding Preferred Stock, which expired on December 31, 2024. The Preferred Stock Repurchase Program became effective on January 1, 2025, and will expire on December 31, 2029. No shares were repurchased with respect to the Preferred Stock Repurchase Program during the year ended December 31, 2025.
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

This section of our Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2024.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

INDEX TO ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Page
Overview	50
Business Environment	50
Economic Environment	52
Income Tax Reform	53
Results of Operations	53
Net Income (Loss) Summary	54
Non-GAAP Financial Measures	55
Earnings Available for Distribution, Earnings Available for Distribution Attributable to Common Stockholders, Earnings Available for Distribution Per Average Common Share and Annualized EAD Return on Average Equity	55
Premium Amortization Expense	57
Economic Leverage and Economic Capital Ratios	57
Interest Income (excluding PAA), Economic Interest Expense and Economic Net Interest Income (excluding PAA)	58
Experienced and Projected Long-term CPR	59
Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA), Net Interest Margin (excluding PAA), and Average Economic Cost of Interest Bearing Liabilities	60
Economic Interest Expense and Average Economic Cost of Interest Bearing Liabilities	61
Other Income (Loss)	62
General and Administrative Expenses	62
Return on Average Equity	63
Unrealized Gains and Losses - Available-for-Sale Investments	63
Financial Condition	64
Residential Securities	64
Contractual Obligations	67
Commitments and Contractual Obligations with Unconsolidated Entities	67
Capital Management	67
Stockholders’ Equity	68
Capital Stock	68
Leverage and Capital	69
Risk Management	70
Risk Appetite	70
Governance	70
Description of Risks	72
Liquidity and Funding Risk Management	72
Funding	72
Excess Liquidity	74
Maturity Profile and Interest Rate Sensitivity	75
Stress Testing	76
Liquidity Management Policies	76
Investment/Market Risk Management	76
Credit Risk Management	77
Counterparty Risk Management	78
Operational Risk Management	78
Compliance, Regulatory and Legal Risk Management	80
Critical Accounting Estimates	80
Valuation of Financial Instruments	80
Residential Securities	80
Residential Mortgage Loans	81
MSR	81
Interest Rate Swaps	81
Revenue Recognition	82
Consolidation of Variable Interest Entities	82
Use of Estimates	82
Glossary of Terms	83

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
Business Environment
The year 2025 saw a meaningful shift in U.S. policy by the second Trump Administration, though the economy saw less impact in aggregate than many had expected early in the year. The Trump Administration pushed changes in several different areas, most notably tariffs on U.S. goods imports, which led to $288 billion in U.S. customs revenues in 2025, nearly three times the average customs revenues of prior years. In addition, Congress passed the One Big Beautiful Bill Act (“OBBB”), effectively extending the majority of the 2017 Tax Cuts and Jobs Act provisions, while offering some additional benefits, including an elimination of taxes on tips and Social Security for some taxpayers. The tax reform passage has buoyed business sentiment and is expected to support investment growth and consumption, mainly through higher tax refunds in the first part of 2026. Finally, the Administration strictly enforced immigration laws and drove efforts to deport more immigrants without proper documentation, which appears to have been one of the factors weighing on the labor market. U.S. employment growth slowed meaningfully in 2025, while the unemployment rate rose slightly to 4.4%.
U.S. economic growth, however, remained robust, with the economy growing 2.5% at a seasonally adjusted annualized rate (“SAAR”) in the first three quarters, above expectations for growth coming into the year. Growth was once again driven by consumption, as consumers showed little pause amid declining sentiment and higher prices from tariffs. Of note, the tariff pass-through to consumers has been slower than most economists expected, though goods inflation increased over the year. Aggregate inflation, as measured by the Consumer Price Index excluding food and energy prices, has moderated somewhat over the course of 2025, with the year-over-year (“yoy”) rate falling from 3.21% to 2.65%.
Meanwhile, the housing market remained relatively weak as measured by aggregate activity levels, with existing home sales averaging 4.1 million annualized units per month in 2025, essentially in line with 2024 activity levels, while new home sales remained subdued. In an environment of modest increases in supply, but continued challenged affordability, home prices were little changed for the U.S. in aggregate, rising 0.10% yoy according to Zillow albeit with meaningful regional disparities. For example, many southern and western states saw continued rise in supply on top of already elevated inventory levels, leading to larger declines in home prices. Meanwhile central states typically saw steadier inventory levels and therefore enjoyed price appreciation above the national average.
Similar to 2024, when the Fed lowered the Federal Funds Target Rate (“Fed Funds Rate”) in the second half of the year, a weaker labor market and rangebound inflation allowed the Fed to further reduce monetary policy rates. With the Fed Funds Rate reaching a range of 3.50-3.75% at the December Federal Open Market Committee (“FOMC”) meeting, officials have signaled a more gradual approach going forward, waiting for additional economic data to lower the rate further. Regarding its balance sheet policy, the Fed ended the $2.4 trillion decline in its securities portfolio in December 2025 by announcing purchases of Treasury bills starting at $40 billion per month. The purchases are designed to maintain a stable ratio of reserves to nominal gross domestic product (“GDP”) of around 10% and alleviate funding rate volatility, which had occurred around quarter end and Treasury security settlement dates.
Fixed income markets ultimately saw a rangebound trading environment that allowed for strong returns, with the Bloomberg Aggregate U.S. Bond Market Index registering a 7.3% total return in 2025, the strongest annual return since 2020. The stellar

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
performance was driven by the 75 basis points (“bps”) of Fed rate cuts that resulted in (i) interest rates close to levels at which monetary policy is no longer deemed restrictive, (ii) robust fixed income fund flows, and (iii) declining interest rate volatility, which has returned to levels not seen since 2021. Markets initially saw a spike in volatility following the Trump Administration’s April tariff announcement that were surprising both in scale and charged rates. However, softer tariff implementation than initially threatened, legal challenges, less volatile economic data than in recent years, and more predictable monetary policy ultimately led to a gradual and meaningful decline in implied and realized volatility between May 2025 and the end of the year. Meanwhile, Treasury yields declined across nearly all maturities – with yields falling between 77 bps in 2-year Treasuries and 40 bps in 10-year Treasuries – apart from the 30-year Treasury bond, which saw a modest rise in yields. The yield changes were primarily driven by expectations for easier monetary policy.
The market and economic environment were beneficial to Annaly’s portfolio and strategy, helping the company deliver a 20.2% aggregate economic return for the year, including a 5.5% book value gain. The strong economic return was achieved while maintaining conservative leverage over the course of the year, with economic leverage increasing modestly to 5.6x on December 31, 2025 from 5.5x a year earlier. Given strong investor demand for mortgage REITs, Annaly was able to raise $2.6 billion in common equity capital through its at-the-market sales program at accretive levels and issued a Series J preferred stock in what marked the first sizeable non-rated preferred stock issuance in several years. Most of the capital was allocated to the Agency business, which saw portfolio assets rise by $22.3 billion yoy to $92.9 billion on December 31, 2025. In line with the asset growth, the Agency business saw its capital allocation increase marginally from 59% on December 31, 2024 to 62% a year later.
Annaly’s Agency MBS portfolio benefited from meaningful tailwinds throughout most of 2025 as Agency MBS supply and demand moved into much better balance. For one, the slow housing market activity reduced MBS supply relative to recent years. Meanwhile, demand broadened across investors as demonstrated by mortgage REIT equity raises and strong collateralized mortgage obligation creation. Mutual fund inflows remained strong as well, maintaining money managers as the anchor buyer. Finally, the Government-sponsored enterprises (“GSEs”) added to their retained portfolios for the first time in many years, a factor that was boosted further early in 2026 by the Administration’s directive to the GSEs to buy $200 billion in Agency MBS to support housing affordability.
Our Agency MBS investment activity focused on deploying capital raised primarily in higher coupon specified pool collateral, which offered attractive prospective returns and protection against potential higher prepayment speeds. Annaly’s holdings of 5.0% and higher coupon specified pools rose by $17.7 billion notional over the course of the year, while some of the increase was offset by smaller balances in to-be-announced (“TBA”) securities in these coupons. In addition, the Agency commercial mortgage-backed security portfolio grew by $3.2 billion market value, nearly doubling on the year, as Agency CMBS offered an attractive substitute for lower coupons, while trading at more attractive valuations for most of the year.
Annaly’s residential credit business grew its portfolio by $1.0 billion in market value over the course of 2025, while the business represents 19% of the firm’s capital on December 31, 2025. Growth in the portfolio focused nearly entirely on our asset creation strategy, as the portfolio reduced its holdings of third-party securities by $589 million over the course of the year. Meanwhile, holdings of retained Onslow Bay securities grew $990 million over the same period. Annaly’s wholly-owned subsidiary Onslow Bay priced 29 securitizations for an aggregate $15.2 billion, and settled $18 billion of whole loans, representing a 38% increase in both loan acquisitions and securitization volumes yoy. These securitizations further cemented Onslow Bay’s position as the largest non-bank issuer of Prime Jumbo and Expanded Credit MBS. Among the securitizations issued in 2025, five were private transactions in which Onslow Bay tailored securities to meet our partners’ target durations. In addition, OBX introduced a number of innovative deal structures, which have since been adopted by numerous other market participants. Despite the high volumes, the underlying credit quality of Onslow Bay’s loan production is little changed, as the aggregate borrowers’ original FICO score was 761 and the original loan-to-value ratio was 67%.
Finally, we also continued to grow our MSR business, increasing the portfolio by 15% yoy to $3.8 billion in market value, or 19% of the firm’s equity capital on December 31, 2025. Notably, our acquisitions made us the second largest buyer of conventional MSR in 2025, onboarding nearly $60 billion in unpaid principal balance throughout the year, and ranked as the sixth largest non-bank Agency servicer. Bulk supply remained ample in 2025, and we expect the pace of activity to continue in 2026 due to rising origination volumes coupled with compressed gain on sale margins necessitating MSR sales from mortgage originators. In addition to the bulk channel, we focused on expanding our flow purchase capabilities and are now active across all GSE platforms, providing access to current coupon MSR, which we plan to purchase opportunistically. Finally, we further expanded our strong network of subservicing and recapture partners and are well-positioned to deepen our role as a preferred partner to the originator and servicer community.
Our MSR valuation multiple was relatively rangebound over the course of the year, increasing marginally during the fourth quarter given the steeper yield curve, modest spread tightening and lower volatility. Finally, fundamental performance within the MSR portfolio continues to be strong – benefitting from declining subservicing costs driven by industry consolidation and ongoing technological innovation – and cash flows remain durable. The portfolio paid 4.6% Constant Prepayment Rate

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
(“CPR”) in Q4, unchanged quarter-over-quarter, while serious delinquencies remain relatively muted at 55 bps. With a weighted average note rate of 3.28%, our portfolio is still 250 bps out of the money to refinance.

Economic Environment
Through the third quarter of 2025, the U.S. economy has continued to perform strongly with real GDP rising by 2.5% SAAR. Moreover, economic activity indicators suggest the growth momentum persisted in the fourth quarter. This would mark a fourth consecutive year of robust economic growth, following a 2.8% yoy increase in real GDP in 2024 and a 2.7% average annual gain since 2022 despite elevated interest rates as well as high policy uncertainty in 2025. The U.S. economic resilience continues to be driven by high personal spending levels as consumers have benefitted from healthy real income growth, albeit at a slower pace than last year, and robust financial market performance. Nominal personal consumption expenditures rose at an average of 4.8% SAAR per month through November, slightly below the 6.4% on average in 2024. Moreover, slower price gains resulted in stronger inflation-adjusted spending thus far in 2025 than in 2024. In addition, private nonresidential investment was robust at 6.5% SAAR while net trade has offered a rare boost to headline growth through the third quarter of 2025.
The labor market weakened gradually throughout 2025 given an anticipated slowdown in labor supply. However, labor demand also slowed, with employers adding 584,000 jobs, compared to employment growth of 2.6 million and 2.0 million in 2023 and 2024, respectively. Thus, the supply and demand for labor remained in a fragile balance. The unemployment rate ended the year at 4.4%, increasing 0.3 percentage points compared to a year earlier. This increase has been driven by a faster increase in the labor force than the employed, suggesting the lower hiring is not solely a function of the reduction to labor supply from immigration. Job openings trended lower but remained above pre-pandemic averages, while layoffs stayed low. As a result of the softer labor market, wage growth, as measured by the Employment Cost Index, decelerated from a pace of 3.8% yoy at the end of 2024 to a still healthy 3.5% yoy at the end of the third quarter of 2025.
Inflation was little changed on a yoy rate in 2025 and progress towards the Fed’s 2% target remained slow. The headline Personal Consumption Expenditure Chain Price Index, the Fed’s preferred inflation gauge, measured 2.8% yoy in November 2025, essentially unchanged from the 2.7% yoy pace in December 2024. The core measure, which does not include price changes in food and energy sectors, measured 2.8% yoy as of November – slightly slower than at the end of 2024. Despite the firmness in the overall rate, there were some positive developments. Service sector inflation continued to slow, with core services in the Consumer Price Index falling from 4.4% yoy in December 2024 to 3.0% yoy at the end of 2025. The moderation in service sector inflation was driven by housing due to slower rent growth and home price appreciation. However, this was offset by an uptick in core goods inflation which rose from -0.5% yoy in December 2024 to 1.4% yoy in December 2025. The rise has been driven by tariffs, which have increased the prices of goods, most of which are imported. Of note, the passthrough of the tariffs has been uneven and more muted than initially expected.
U.S. Treasury yields moved lower across the curve in 2025 as the Fed continued along its gradually dovish policy path, cutting the target range for the Fed Funds Rate by 75 bps in the second half of the year. The 2‑year Treasury yield ended the year 77 bps lower, while the yield on the 10‑year Treasury note declined 40 bps to 4.17%. This dynamic resulted in a meaningful steepening of the yield curve, as longer‑term rates continued to incorporate a term premium reflecting the elevated level of Treasury supply. Meanwhile, market‑based measures of inflation expectations remained well‑anchored throughout the year. In addition, interest rate volatility declined significantly, contributing to a tightening of the mortgage basis, or the spread between the 30‑year Agency MBS coupon and the 10‑year U.S. Treasury rate, which ended the year 39 bps tighter.
The following table below presents interest rates and spreads at each date presented:

	As of December 31,
	2025	2024	2023
30-Year mortgage current coupon	5.04%	5.83%	5.25%
Mortgage basis	87 bps	126 bps	137 bps
10-Year U.S. Treasury rate	4.17%	4.57%	3.88%
OIS SOFR Swaps
1-Month	3.67%	4.32%	5.35%
6-Month	3.58%	4.25%	5.15%

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
Income Tax Reform
On July 4, 2025, H.R. 1, also known as the One Big Beautiful Bill Act (the “OBBB”), was signed into law. The OBBB makes material changes to U.S. tax law, including some provisions that affect the taxation of REITs and their investors. In particular, the OBBB (i) permanently extends the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Code and (ii) increases the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries from 20% to 25% for taxable years beginning after December 31, 2025. The results of the OBBB changes are not expected to have a material effect on the Company’s financial operations or related disclosures.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
Net Income (Loss) Summary
The following table presents financial information related to our results of operations as of and for the years ended December 31, 2025, 2024 and 2023.

	As of and for the Years Ended December 31,
	2025	2024	2023
	(dollars in thousands, except per share data)
Interest income	$5,959,205	$4,840,034	$3,731,581
Interest expense	4,823,705	4,592,238	3,842,965
Net interest income	1,135,500	247,796	(111,384)
Servicing and related income	579,592	485,406	364,157
Servicing and related expense	60,273	49,469	37,652
Net servicing income	519,319	435,937	326,505
Other income (loss)	589,630	514,651	(1,651,591)
Less: Total general and administrative expenses	199,629	171,356	162,553
Income (loss) before income taxes	2,044,820	1,027,028	(1,599,023)
Income taxes	(6,870)	15,260	39,434
Net income (loss)	2,051,690	1,011,768	(1,638,457)
Less: Net income (loss) attributable to noncontrolling interests	24,428	9,862	4,714
Net income (loss) attributable to Annaly	2,027,262	1,001,906	(1,643,171)
Less: Dividends on preferred stock	157,931	154,551	141,676
Net income (loss) available (related) to common stockholders	$1,869,331	$847,355	$(1,784,847)
Net income (loss) per share available (related) to common stockholders
Basic	$2.92	$1.62	$(3.61)
Diluted	$2.92	$1.62	$(3.61)
Weighted average number of common shares outstanding
Basic	639,513,399	521,737,554	494,541,323
Diluted	641,042,741	522,747,610	494,541,323
Other information
Investment portfolio at period-end	$132,050,338	$98,185,671	$87,396,467
Average total assets	$116,457,006	$96,690,348	$88,177,773
Average equity	$14,082,463	$11,868,202	$11,437,590
GAAP leverage at period-end (1)	7.2:1	7.1:1	6.8:1
GAAP capital ratio at period-end (2)	11.9%	12.3%	12.2%
Annualized return (loss) on average total assets	1.76%	1.05%	(1.86%)
Annualized return (loss) on average equity	14.57%	8.53%	(14.33%)
Net interest margin (3)	1.02%	0.26%	(0.13%)
Average yield on interest earning assets (4)	5.36%	5.15%	4.32%
Average GAAP cost of interest bearing liabilities (5)	4.75%	5.38%	5.13%
Net interest spread	0.61%	(0.23%)	(0.81%)
Weighted average experienced CPR for the period	8.5%	7.4%	6.5%
Weighted average projected long-term CPR at period-end	10.8%	8.6%	9.4%
Common stock book value per share	$20.21	$19.15	$19.44
Non-GAAP metrics *
Interest income (excluding PAA)	$5,992,656	$4,825,793	$3,733,235
Economic interest expense (5)	$4,056,448	$3,338,791	$2,257,912
Economic net interest income (excluding PAA)	$1,936,208	$1,487,002	$1,475,323
Premium amortization adjustment cost (benefit)	$33,451	$(14,241)	$1,654
Earnings available for distribution (6)	$2,024,863	$1,564,625	$1,554,014
Earnings available for distribution per average common share	$2.92	$2.70	$2.86
Annualized EAD return on average equity (excluding PAA)	14.47%	13.28%	13.71%
Economic leverage at period-end (1)	5.6:1	5.5:1	5.7:1
Economic capital ratio at period-end (2)	14.9%	14.8%	14.2%
Net interest margin (excluding PAA) (3)	1.70%	1.57%	1.62%
Average yield on interest earning assets (excluding PAA) (4)	5.39%	5.13%	4.33%
Average economic cost of interest bearing liabilities (5)	3.99%	3.91%	3.01%
Net interest spread (excluding PAA)	1.40%	1.22%	1.32%
* Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(1) GAAP leverage is computed as the sum of repurchase agreements, other secured financing, debt issued by securitization vehicles, participations issued, and U.S. Treasury securities sold, not yet purchased divided by total equity. Economic leverage is computed as the sum of recourse debt, cost basis of to-be-announced (“TBA”) derivatives outstanding, and net forward purchases (sales) of investments divided by total equity. Recourse debt consists of repurchase agreements, other secured financing, structured repurchase transactions (included within Debt issued by securitization vehicles) and U.S. Treasury securities sold, not yet purchased. Debt issued by securitization vehicles (excluding structured repurchase transactions) and participations issued are non-recourse to us and are excluded from economic leverage.
(2) GAAP capital ratio is computed as total equity divided by total assets. Economic capital ratio is computed as total equity divided by total economic assets. Total economic assets include the implied market value of TBA derivatives and net of debt issued by securitization vehicles (excluding structured repurchase transactions) and participations issued.
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
(6) Excludes dividends on preferred stock.

GAAP
Net income (loss) was $2.1 billion, which includes $24.4 million attributable to noncontrolling interests, or $2.92 per average basic common share, for the year ended December 31, 2025 compared to $1.0 billion, which includes $9.9 million attributable to noncontrolling interests, or $1.62 per average basic common share, for the same period in 2024. We attribute the majority of the change in net income (loss) to a favorable change in net gains (losses) on investments and other, net interest income, and net servicing income, partially offset by an unfavorable change in net gains (losses) on derivatives. Net gains (losses) on investments and other for the year ended December 31, 2025 was $1.7 billion compared to ($1.8) billion for the same period in 2024. Net interest income for the year ended December 31, 2025 was $1.1 billion compared to $247.8 million for the same period in 2024. Net servicing income for the year ended December 31, 2025 was $519.3 million compared to $435.9 million for the same period in 2024. Net gains (losses) on derivatives for the year ended December 31, 2025 was ($1.2) billion compared to $2.3 billion for the same period in 2024. Refer to the section titled “Other income (loss)” located within this Item 7 for additional information related to these changes.
Non-GAAP
Earnings available for distribution were $2.0 billion, or $2.92 per average common share, for the year ended December 31, 2025, compared to $1.6 billion, or $2.70 per average common share, for the same period in 2024. The change in earnings available for distribution for the year ended December 31, 2025 compared to the same period in 2024 was primarily due to higher coupon income, resulting from higher residential mortgage loan and securities balances, and higher net servicing income. This change was partially offset by higher interest expense resulting from higher securitized debt balances from new securitizations and higher average rates, partially offset by lower interest expense on repurchase agreements from lower average rates despite higher average repurchase agreement balances, and an unfavorable change in the net interest component of interest rate swaps as the average net receive swap rate decreased on similar average balances for the year ended December 31, 2025 compared to the same period in 2024.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
The following table presents a reconciliation of GAAP financial results to non-GAAP earnings available for distribution for the periods presented:

	For the Years Ended December 31,
	2025	2024	2023
	(dollars in thousands, except per share data)
GAAP net income (loss)	$2,051,690	$1,011,768	$(1,638,457)
Adjustments to exclude reported realized and unrealized (gains) losses
Net (gains) losses on investments and other (1)	(1,743,411)	1,849,607	2,137,538
Net (gains) losses on derivatives (2)	1,923,641	(1,066,394)	1,184,961
Loan loss provision (reversal)	—	—	(219)
Other adjustments
Amortization of intangibles	2,690	2,690	4,573
Non-EAD (income) loss allocated to equity method investments (3)	525	506	354
Transaction expenses and non-recurring items (4)	27,828	20,283	8,209
Income tax effect of non-EAD income (loss) items	(7,840)	3,444	31,570
TBA dollar roll income and CMBX coupon income (5)	32,359	2,815	20,621
MSR amortization (6)	(281,273)	(233,698)	(182,151)
EAD attributable to noncontrolling interests	(14,797)	(12,155)	(14,639)
Premium amortization adjustment cost (benefit)	33,451	(14,241)	1,654
Earnings available for distribution *	2,024,863	1,564,625	1,554,014
Dividends on preferred stock	157,931	154,551	141,676
Earnings available for distribution attributable to common stockholders *	$1,866,932	$1,410,074	$1,412,338
GAAP net income (loss) per average common share	$2.92	$1.62	$(3.61)
Earnings available for distribution per average common share *	$2.92	$2.70	$2.86
GAAP return (loss) on average equity	14.57%	8.53%	(14.33%)
EAD return on average equity (excluding PAA) *	14.47%	13.28%	13.71%
* Represents a non-GAAP financial measure. Refer to the disclosure within this section above for additional information on non-GAAP financial measures.
(1) Includes write-downs or recoveries which are reported in Other, net in the Company's Consolidated Statements of Comprehensive Income (Loss).
(2) The adjustment to add back Net (gains) losses on derivatives does not include the net interest component of interest rate swaps which is reflected in earnings available for distribution. The net interest component of interest rate swaps totaled $716.5 million, $1.2 billion and $1.6 billion for the years ended December 31, 2025, 2024 and 2023, respectively.
(3) Represents unrealized (gains) losses allocated to equity interests in a portfolio of MSR, which is a component of Other, net in the Consolidated Statements of Comprehensive Income (Loss).
(4) Represents costs incurred in connection with securitizations of residential whole loans.
(5) TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss). CMBX coupon income totaled $0.0 million, $0.0 million and $1.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
The following table illustrates the impact of the PAA on premium amortization expense for our Residential Securities portfolio for the periods presented:

	For the Years Ended December 31,
	2025	2024	2023
	(dollars in thousands)
Premium amortization expense	$163,636	$98,813	$165,158
Less: PAA cost (benefit)	33,451	(14,241)	1,654
Premium amortization expense (excluding PAA)	$130,185	$113,054	$163,504

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
Our economic leverage ratio is computed as the sum of recourse debt, cost basis of TBA derivatives outstanding, and net forward purchases (sales) of investments divided by total equity. Recourse debt consists of repurchase agreements, other secured financing, structured repurchase transactions (included within Debt issued by securitization vehicles) and U.S. Treasury securities sold, not yet purchased. Debt issued by securitization vehicles (excluding structured repurchase transactions) and participations issued are non-recourse to us and are excluded from economic leverage.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
The following table presents a reconciliation of GAAP debt to economic debt for purposes of calculating our economic leverage ratio for the periods presented:

	As of
	December 31, 2025	December 31, 2024
Economic leverage ratio reconciliation	(dollars in thousands)
Repurchase agreements	$81,865,723	$65,688,923
Other secured financing	1,075,000	750,000
Debt issued by securitization vehicles	28,918,753	19,540,678
Participations issued	1,932,655	1,154,816
U.S. Treasury securities sold, not yet purchased	2,396,724	2,470,629
Total GAAP debt	$116,188,855	$89,605,046
Less Non-recourse debt:
Debt issued by securitization vehicles (1)	(28,651,989)	(19,540,678)
Participations issued	(1,932,655)	(1,154,816)
Total recourse debt	$85,604,211	$68,909,552
Plus / (Less):
Cost basis of TBA derivatives	3,252,601	3,158,058
Payable for unsettled trades	2,059,386	308,282
Receivable for unsettled trades	(1,031)	(2,201,447)
Economic debt *	$90,915,167	$70,174,445
Total equity	$16,159,911	$12,696,952
Economic leverage ratio *	5.6:1	5.5:1

* Represents a non-GAAP financial measure. Refer to the disclosure within this section above for additional information on non-GAAP financial measures.
(1) Non-recourse debt excludes debt issued by securitization vehicles related to structured repurchase transactions.

The following table presents a reconciliation of GAAP total assets to economic total assets for purposes of calculating our economic capital ratio for the periods presented:

	As of
	December 31, 2025	December 31, 2024
Economic capital ratio reconciliation	(dollars in thousands)
Total GAAP assets	$135,609,838	$103,556,384
Less:
Gross unrealized gains on TBA derivatives (1)	(17,648)	(8,635)
Debt issued by securitization vehicles (2)	(28,651,989)	(19,540,678)
Participations issued	(1,932,655)	(1,154,816)
Plus:
Implied market value of TBA derivatives	3,257,086	3,136,154
Total economic assets *	$108,264,632	$85,988,409
Total equity	$16,159,911	$12,696,952
Economic capital ratio (3)*	14.9%	14.8%

* Represents a non-GAAP financial measure. Refer to the disclosure within this section above for additional information on non-GAAP financial measures.
(1) Included in Derivative assets in the Consolidated Statements of Financial Condition.
(2) Excludes debt issued by securitization vehicles related to structured repurchase transactions.
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
The following tables present a reconciliation of GAAP interest income and GAAP interest expense to non-GAAP interest income (excluding PAA), economic interest expense and economic net interest income (excluding PAA), respectively, for the periods presented:
Interest Income (excluding PAA)

	GAAP Interest Income	PAA Cost (Benefit)	Interest Income (excluding PAA) *
For the years ended	(dollars in thousands)
December 31, 2025	$5,959,205	$33,451	$5,992,656
December 31, 2024	$4,840,034	$(14,241)	$4,825,793
December 31, 2023	$3,731,581	$1,654	$3,733,235
* Represents a non-GAAP financial measure. Refer to disclosures within this section above for additional information on non-GAAP financial measures.

Economic Interest Expense and Economic Net Interest Income (excluding PAA)

	GAAP Interest Expense	Add: Net Interest Component of Interest Rate Swaps and Net Interest on Initial Margin	Economic Interest Expense * (1)	GAAP Net Interest Income	Less: Net Interest Component of Interest Rate Swaps and Net Interest on Initial Margin	Economic Net Interest Income *	Add: PAA Cost (Benefit)	Economic Net Interest Income (excluding PAA) *
For the years ended	(dollars in thousands)
December 31, 2025	$4,823,705	$(767,257)	$4,056,448	$1,135,500	$(767,257)	$1,902,757	$33,451	$1,936,208
December 31, 2024	$4,592,238	$(1,253,447)	$3,338,791	$247,796	$(1,253,447)	$1,501,243	$(14,241)	$1,487,002
December 31, 2023	$3,842,965	$(1,585,053)	$2,257,912	$(111,384)	$(1,585,053)	$1,473,669	$1,654	$1,475,323
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

	Experienced CPR (1)	Long-term CPR (2)
For the years ended
December 31, 2025	8.5%	10.8%
December 31, 2024	7.4%	8.6%
December 31, 2023	6.5%	9.4%
(1) For the years ended December 31, 2025, 2024 and 2023, respectively. (2) At December 31, 2025, 2024 and 2023, respectively.

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
Disclosure of these measures, which are presented below, provides investors with additional detail regarding how management evaluates our performance.
Net Interest Spread (excluding PAA)

	Average Interest Earning Assets (1)	Interest Income (excluding PAA) *	Average Yield on Interest Earning Assets (excluding PAA) *	Average Interest Bearing Liabilities	Economic Interest Expense * (2)	Average Economic Cost of Interest Bearing Liabilities * (2)	Economic Net Interest Income (excluding PAA) *	Net Interest Spread (excluding PAA) *
For the years ended	(dollars in thousands)
December 31, 2025	$111,139,660	$5,992,656	5.39%	$101,647,505	$4,056,448	3.99%	$1,936,208	1.40%
December 31, 2024	$94,000,885	$4,825,793	5.13%	$85,294,238	$3,338,791	3.91%	$1,487,002	1.22%
December 31, 2023	$86,305,249	$3,733,235	4.33%	$74,962,858	$2,257,912	3.01%	$1,475,323	1.32%
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

Net Interest Margin (excluding PAA)

	Interest Income (excluding PAA) *	TBA Dollar Roll and CMBX Coupon Income (1)	Economic Interest Expense * (2)	Subtotal	Average Interest Earnings Assets	Average TBA Contract and CMBX Balances	Subtotal	Net Interest Margin (excluding PAA) *
For the years ended		(dollars in thousands)
December 31, 2025	$5,992,656	32,359	(4,056,448)	$1,968,567	$111,139,660	4,845,803	$115,985,463	1.70%
December 31, 2024	$4,825,793	2,815	(3,338,791)	$1,489,817	$94,000,885	1,033,990	$95,034,875	1.57%
December 31, 2023	$3,733,235	20,621	(2,257,912)	$1,495,944	$86,305,249	6,010,685	$92,315,934	1.62%
* Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(1) TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on derivatives. CMBX coupon income totaled $0.0 million, $0.0 million and $1.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Average Economic Cost of Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense * (1)	Average Economic Cost of Interest Bearing Liabilities *	Average One- Month Term SOFR	Average Six- Month Term SOFR	Average One-Month Term SOFR Relative to Average Six- Month Term SOFR	Average Economic Cost of Interest Bearing Liabilities Relative to Average One- Month Term SOFR	Average Economic Cost of Interest Bearing Liabilities Relative to Average Six-Month Term SOFR
For the years ended	(dollars in thousands)
December 31, 2025	$101,647,505	$115,113,855	$4,056,448	3.99%	4.21%	4.05%	0.16%	(0.22%)	(0.06%)
December 31, 2024	$85,294,238	$88,855,046	$3,338,791	3.91%	5.12%	4.92%	0.20%	(1.21%)	(1.01%)
December 31, 2023	$74,962,858	$77,038,467	$2,257,912	3.01%	5.07%	5.22%	(0.15%)	(2.06%)	(2.21%)
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

2025 Compared with 2024
Economic interest expense increased by $717.7 million for the year ended December 31, 2025 compared to the same period in 2024. The change was primarily due to change in the net interest component of interest rate swaps, which was $716.5 million for the year ended December 31, 2025 compared to $1.2 billion for the same period in 2024 combined with higher average interest bearing liabilities from an increase in securitized debt balances due to the 29 securitizations closed during the year ended December 31, 2025.
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
At December 31, 2025 and December 31, 2024 the majority of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Securities, residential mortgage loans, and MSR. All of our Residential Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and maintain the liquidity and strength of our balance sheet.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
Other Income (Loss)
2025 Compared with 2024
Net Gains (Losses) on Investments and Other
Net gains (losses) on disposal of investments and other was ($391.4) million for the year ended December 31, 2025 compared with ($1.1) billion for the same period in 2024. For the year ended December 31, 2025, we disposed of Residential Securities with a carrying value of $15.0 billion for an aggregate net loss of ($99.6) million. For the same period in 2024, we disposed of Residential Securities with a carrying value of $21.4 billion for an aggregate net loss of ($886.0) million.
Net unrealized gains (losses) on instruments measured at fair value through earnings was $2.1 billion for the year ended December 31, 2025 compared to ($764.5) million for the same period in 2024, primarily due to favorable changes in unrealized gains (losses) on Agency MBS of $3.2 billion, securitized residential whole loans of consolidated VIEs of $515.1 million, and residential whole loans of $40.3 million, partially offset by unfavorable changes in residential securitized debt of consolidated VIEs of ($374.0) million, U.S. Treasury securities sold, not yet purchased of ($218.8) million, MSR of ($152.5) million, non-Agency MBS of ($83.6) million, and CRT securities of ($36.5) million.

Net Gains (Losses) on Derivatives
Net gains (losses) on interest rate swaps for the year ended December 31, 2025 was ($716.8) million compared to $2.1 billion for the same period in 2024, attributable to unfavorable changes in unrealized gains (losses) on interest rate swaps, the net interest component of interest rate swaps, and realized gains (losses) on termination or maturity of interest rate swaps. Unrealized gains (losses) on interest rate swaps was ($1.4) billion for the year ended December 31, 2025 compared to $1.0 billion for the same period in 2024. Net interest component of interest rate swaps was $716.5 million for the year ended December 31, 2025 compared to $1.2 billion for the same period in 2024. Realized gains (losses) on termination or maturity of interest rate swaps was ($77.0) million, compared to ($60.5) million for the same period in 2024, which reflected our termination or maturity of fixed-rate payer and receiver interest rate swaps with notional amounts of $18.6 million and $3.2 million, respectively, compared to $9.6 billion and $4.1 billion notional amounts of fixed-rate payer and receiver interest rate swaps for the same period in 2024.
Net gains (losses) on other derivatives was ($490.4) million for the year ended December 31, 2025 compared to $124.9 million for the same period in 2024. The change in net gains (losses) on other derivatives was primarily due to unfavorable changes in net gains (losses) on futures contracts, which was ($619.5) million for the year ended December 31, 2025 compared to $257.5 million for the same period in 2024, partially offset by favorable changes in net gains (losses) on TBA derivatives, which was $135.7 million for the year ended December 31, 2025 compared to ($16.7) million for the same period in 2024, net gains (losses) on interest rate swaptions, which was ($10.0) million for the year ended December 31, 2025 compared to ($105.9) million for the same period in 2024, and net gains (losses) on purchase commitments, which was $3.4 million for the year ended December 31, 2025 compared to ($10.0) million for the same period in 2024.

Other, Net
Other, net includes brokerage and commission fees, due diligence costs, securitization expenses, interest on custodial balances and items whose amounts, either individually or in the aggregate, would not, in the opinion of management, be meaningful to readers of the financial statements. Given the nature of certain components of this line item, balances may fluctuate from period to period. Other, net was $51.1 million for the year ended December 31, 2025 compared to $94.9 million for the same period in 2024, primarily attributable to an increase in MSR financing expenses, a decrease in net interest income on initial margin related to interest rate swaps, an increase in securitization related costs, and an increase in trading activity related expenses, a decrease in other interest and a decrease in earnings from unconsolidated joint ventures. This was partially offset by an increase in interest on custodial balances, advisory income, and conduit transaction fees.

General and Administrative Expenses
General and administrative (“G&A”) expenses consist of compensation and other expenses. The following table shows our total G&A expenses as compared to average total assets and average equity for the periods presented.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
G&A Expenses and Operating Expense Ratios

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the years ended	(dollars in thousands)
December 31, 2025	$199,629	0.17%	1.42%
December 31, 2024	$171,356	0.18%	1.44%
December 31, 2023	$162,553	0.18%	1.42%

2025 Compared with 2024
G&A expenses increased $28.3 million to $199.6 million for the year ended December 31, 2025 compared to the same period in 2024. The change in the period was primarily due to an increase in compensation expense and higher expenses related to professional fees, rent, and technology.
Return on Average Equity
The following table shows the components of our annualized return on average equity for the periods presented.
Components of Annualized Return on Average Equity

	Economic Net Interest Income/ Average Equity (1)	Net Servicing Income/Average Equity	Other Income (Loss)/Average Equity (2)	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the years ended
December 31, 2025	13.15%	3.69%	(0.90%)	(1.42%)	0.05%	14.57%
December 31, 2024	12.22%	3.67%	(5.79%)	(1.44%)	(0.13%)	8.53%
December 31, 2023	12.88%	2.85%	(28.30%)	(1.42%)	(0.34%)	(14.33%)
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

	December 31, 2025	December 31, 2024
	(dollars in thousands)
Unrealized gain	$5,704	$4,221
Unrealized loss	(494,270)	(1,021,903)
Accumulated other comprehensive income (loss)	$(488,566)	$(1,017,682)

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
The fair value of these securities being less than amortized cost at December 31, 2025 is solely due to market conditions and not the quality of the assets. Substantially all of the Agency MBS have an actual or implied credit rating that is the same as that

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
of the U.S. government. The investments do not require an allowance for credit losses because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal and interest amounts of the securities by the respective issuing Agency.

Financial Condition
Total assets were $135.6 billion and $103.6 billion at December 31, 2025 and 2024, respectively. The change was primarily due to increases in securities of $21.5 billion, securitized residential whole loans of consolidated VIEs of $10.1 billion, residential mortgage loans of $1.5 billion, and mortgage servicing rights of $736.7 million, partially offset by decreases in receivable for unsettled trades of $2.2 billion, principal and interest receivable of $142.4 million, and derivative assets of $109.8 million. Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class were as follows at December 31, 2025:

	Agency MBS	Residential Credit (1)	MSR	Total
Assets	(dollars in thousands)
Fair value	$89,628,654	$38,747,193	$3,674,491	$132,050,338
Implied market value of derivatives (2)	3,257,086	—	—	3,257,086
Debt
Repurchase agreements	76,926,813	4,938,910	—	81,865,723
Implied cost basis of derivatives (2)	3,252,601	—	—	3,252,601
Other secured financing	—	—	1,075,000	1,075,000
Debt issued by securitization vehicles	—	28,918,753	—	28,918,753
Participations issued	—	1,932,655	—	1,932,655
U.S. Treasury securities sold, not yet purchased	2,412,968	71,326	(87,570)	2,396,724
Net forward purchases	1,938,116	—	120,239	2,058,355
Other
Net other assets / liabilities	1,592,502	288,298	471,498	2,352,298
Net equity allocated	$9,947,744	$3,173,847	$3,038,320	$16,159,911

Net equity allocated (%)	62%	19%	19%	100%
Debt/net equity ratio (3)	8.0:1	11.3:1	0.3:1	7.2:1

(1) Fair value includes residential loans held for sale, commercial assets and liabilities and assets and liabilities associated with non-controlling interests.
(2) Derivatives include TBA contracts under Agency MBS.
(3) Represents the debt/net equity ratio as determined using amounts in the Consolidated Statements of Financial Condition.

Residential Securities
Substantially all of our Agency MBS at December 31, 2025 and December 31, 2024 were backed by single-family residential mortgage loans and were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Fannie Mae, Freddie Mac or Ginnie Mae pass through certificates or CMOs, which have an actual or implied credit rating that is the same as that of the U.S. government. We carry all of our Agency MBS at fair value in the Consolidated Statements of Financial Condition.
We accrete discount balances as an increase to interest income over the expected life of the related interest earning assets and we amortize premium balances as a decrease to interest income over the expected life of the related interest earning assets. At December 31, 2025 and December 31, 2024 we had in our Consolidated Statements of Financial Condition a total of $1.2 billion and $1.3 billion, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Securities acquired at a price below principal value) and a total of $2.9 billion and $2.5 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Residential Securities acquired at a price above principal value).
The weighted average experienced prepayment speed on our Agency MBS portfolio for the years ended December 31, 2025 and 2024 was 8.5% and 7.4%, respectively. The weighted average projected long-term prepayment speed on our Agency MBS portfolio as of December 31, 2025 and 2024 was 10.8% and 8.6%, respectively.

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
The following table presents our Residential Securities that were carried at fair value at December 31, 2025 and December 31, 2024.

	December 31, 2025	December 31, 2024
	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$81,981,650	$63,049,674
Adjustable-rate pass-through	119,052	162,238
CMO	2,640	73,684
Interest-only	614,068	380,732
Multifamily	6,911,244	3,741,765
Reverse mortgages	—	25,975
Total agency securities	$89,628,654	$67,434,068
Residential credit
Credit risk transfer	$213,800	$754,915
Non-QM	336,152	164,892
Prime	114,275	102,117
SBC	176,978	233,572
NPL/RPL	447,817	682,440
RTL	192,626	151,852
Prime jumbo (>= 2010 vintage)	177,328	158,313
Total residential credit securities	$1,658,976	$2,248,101
Total Residential Securities	$91,287,630	$69,682,169

The following table summarizes certain characteristics of our Residential Securities (excluding interest-only mortgage-backed securities) and interest-only mortgage-backed securities at December 31, 2025 and December 31, 2024.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

	December 31, 2025	December 31, 2024
Residential Securities (1)	(dollars in thousands)
Principal amount	$89,265,062	$70,783,559
Net premium	324,222	110,212
Amortized cost	89,589,284	70,893,771
Amortized cost / principal amount	100.36%	100.16%
Carrying value	89,984,622	68,717,038
Carrying value / principal amount	100.81%	97.08%
Weighted average coupon rate	5.14%	5.02%
Weighted average yield	5.02%	4.96%
Adjustable-rate Residential Securities (1)
Principal amount	$376,967	$951,400
Weighted average coupon rate	7.53%	8.41%
Weighted average yield	6.81%	7.59%
Weighted average term to next adjustment (2)	6 Months	6 Months
Weighted average lifetime cap (3)	9.47%	9.33%
Principal amount at period end as % of total residential securities	0.42%	1.34%
Fixed-rate Residential Securities (1)
Principal amount	$88,888,095	$69,832,159
Weighted average coupon rate	5.13%	4.97%
Weighted average yield	5.02%	4.93%
Principal amount at period end as % of total residential securities	99.58%	98.66%
Interest-only Residential Securities
Notional amount	$54,177,136	$38,352,812
Net premium	1,374,493	1,091,361
Amortized cost	1,374,493	1,091,361
Amortized cost / notional amount	2.54%	2.85%
Carrying value	1,303,008	965,131
Carrying value / notional amount	2.41%	2.52%
Weighted average coupon rate	0.49%	0.46%
Weighted average yield	5.42%	2.40%
(1) Excludes interest-only MBS. (2) Excludes non-Agency MBS and CRT securities. (3) Excludes non-Agency MBS and CRT securities as this attribute is not applicable to these asset classes.

The following tables summarize certain characteristics of our Residential Credit portfolio at December 31, 2025.

		Payment Structure		Investment Characteristics (1)
Product	Estimated Fair Value	Senior	Subordinate	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR (2)
(dollars in thousands)
Credit risk transfer	$213,800	$—	$213,800	8.74%	1.52%	1.31%	5.89%
Non-QM	336,152	—	336,152	6.95%	7.80%	3.60%	16.88%
Prime	114,275	90,999	23,276	5.82%	13.38%	1.84%	13.17%
SBC	176,978	19,639	157,339	7.20%	26.19%	15.06%	12.68%
NPL/RPL	447,817	94,917	352,900	7.45%	19.61%	52.65%	6.41%
RTL	192,626	137,035	55,591	7.11%	17.85%	3.89%	64.26%
Prime jumbo (>=2010 vintage)	177,328	106,451	70,877	4.91%	1.08%	0.75%	6.36%
Total/weighted average	$1,658,976	$449,041	$1,209,935	7.19%	13.80%	18.87%	16.36%

(1) Investment characteristics exclude the impact of interest-only securities. (2) Represents the 3 month voluntary prepayment rate (“VPR”).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

	Bond Coupon
Product	ARM	Fixed	Floater	Interest-Only	Estimated Fair Value
(dollars in thousands)
Credit risk transfer	$—	$—	$213,800	$—	$213,800
Non-QM	1,327	334,825	—	—	336,152
Prime	—	83,121	—	31,154	114,275
SBC	—	170,171	6,807	—	176,978
NPL/RPL	—	437,035	10,732	50	447,817
RTL	—	192,626	—	—	192,626
Prime jumbo (>=2010 vintage)	—	51,986	18,891	106,451	177,328
Total	$1,327	$1,269,764	$250,230	$137,655	$1,658,976

Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations at December 31, 2025. The table does not include the effect of net interest rate payments on our interest rate swap agreements. The net swap payments will fluctuate based on monthly changes in the receive rate. At December 31, 2025, the interest rate swaps had a net fair value of ($9.0) million.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$81,590,382	$275,341	$—	$—	$81,865,723
Interest expense on repurchase agreements (1)	341,569	1,215	—	—	342,784
Other secured financing	—	1,075,000	—	—	1,075,000
Interest expense on other secured financing (1)	70,347	33,801	—	—	104,148
Debt issued by securitization vehicles (principal)	—	—	—	29,301,144	29,301,144
Interest expense on debt issued by securitization vehicles	1,638,410	3,276,820	3,276,820	51,160,020	59,352,070
Participations issued (principal)	—	—	—	1,883,546	1,883,546
Interest expense on participations issued	122,629	245,259	245,259	3,039,268	3,652,415
Long-term operating lease obligations	261	6,357	7,662	48,210	62,490
Total	$83,763,598	$4,913,793	$3,529,741	$85,432,188	$177,639,320

(1) Interest expense on repurchase agreements and other secured financing calculated based on rates at December 31, 2025.
In the coming periods, we expect to continue to finance our Residential Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use securitization structures, credit facilities, or other term financing structures to finance certain of our assets. During the year ended December 31, 2025, we received $8.3 billion from principal repayments and $17.2 billion in cash from disposal of Securities. During the year ended December 31, 2024, we received $6.8 billion from principal repayments and $21.1 billion in cash from disposal of Securities.
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

Stockholders’ Equity
The following table provides a summary of total stockholders’ equity at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Stockholders’ equity	(dollars in thousands)
6.95% Series F fixed-to-floating rate cumulative redeemable preferred stock	696,910	696,910
6.50% Series G fixed-to-floating rate cumulative redeemable preferred stock	411,335	411,335
6.75% Series I fixed-to-floating rate cumulative redeemable preferred stock	428,324	428,324
8.875% Series J fixed-rate cumulative redeemable preferred stock	265,911	—
Common stock	7,070	5,784
Additional paid-in capital	27,927,113	25,257,716
Accumulated other comprehensive income (loss)	(488,566)	(1,017,682)
Accumulated deficit	(13,157,325)	(13,173,146)
Total stockholders’ equity	$16,090,772	$12,609,241

Capital Stock
Common Stock
In January 2022, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding shares of common stock through December 31, 2024 (the “Prior Common Stock Repurchase Program”). In January 2025, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding shares of common stock through December 31, 2029 (the “Current Common Stock Repurchase Program”). The Current Common Stock Repurchase Program replaced the Prior Common Stock Repurchase Program. During the years ended December 31, 2025 and 2024, no shares were repurchased under the Current Common Stock Repurchase Program or the Prior Common Stock Repurchase Program, respectively.
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
On August 6, 2020, we entered into separate Amended and Restated Distribution Agency Agreements (as amended by Amendment No. 1 to the Amended and Restated Distribution Agency Agreements on August 6, 2021, and Amendment No. 2 to the Amended and Restated Distribution Agency Agreements on November 3, 2022, collectively, the “2020 Sales Agreements”) with each of Barclays Capital Inc., BofA Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC (collectively, the “2020 Sales Agents”). Pursuant to the 2020 Sales Agreements, we offered and sold shares of our common stock, having an aggregate offering price of up to $1.5 billion, from time to time through any of the 2020 Sales Agents (the “2020 At-The-Market Sales Program”).
On September 20, 2024, we entered into separate Distribution Agency Agreements (collectively, the “2024 Sales Agreements”) with each of Barclays Capital Inc., BNP Paribas Securities Corp., BofA Securities, Inc., Citizens JMP Securities, LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., Morgan Stanley & Co., LLC, RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC (collectively, the “2024 Sales Agents”), which terminated and replaced the 2020 Sales Agreements. Under the terms of the 2024 Sales Agreements, we offered and sold shares of our common stock, having an aggregate offering price of up to $1.5 billion, from time to time through any of the 2024 Sales Agents (the “2024 At-The-Market Sales Program”).
On May 8, 2025, we entered into separate Distribution Agency Agreements (collectively, the “Prior Sales Agreements”) with each of Barclays Capital Inc., BNP Paribas Securities Corp., BofA Securities, Inc., BTIG, LLC, Citizens JMP Securities, LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., Morgan Stanley & Co., LLC, Piper Sandler & Co., RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC (the “Sales Agents”), which

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
terminated and replaced the 2024 Sales Agreements. Under the terms of the Prior Sales Agreements, the Company offered and sold shares of our common stock, having an aggregate offering price of up to $2.0 billion (the “Shares”), from time to time through any of the Sales Agents (the "Prior At-The-Market Sales Program").
On December 22, 2025, we entered into separate Distribution Agency Agreements (collectively, the “Sales Agreements”) with each of the Sales Agents, which terminated and replaced the Prior Sales Agreements. Under the terms of the Sales Agreements, we may offer and sell shares of our common stock, having an aggregate offering price of up to $2.5 billion (the “Shares”), from time to time through any of the Sales Agents (the "Current At-The-Market Sales Program" and, together with the 2020 At-The-Market Sales Program, the 2024 At-The-Market Sales Program and the Prior At-The-Market Sales Program, the "at-the-market sales program").
During the year ended December 31, 2025, under the at-the-market sales program, we issued 127.9 million shares for proceeds of $2.6 billion, net of commissions and fees. During the year ended December 31, 2024, under the at-the-market sales program, we issued 77.9 million shares for proceeds of $1.6 billion, net of commissions and fees.

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
On December 31, 2024, our Board approved a repurchase plan for all of our existing outstanding Preferred Stock (as defined below, the “Current Preferred Stock Repurchase Program”). Under the terms of the Current Preferred Stock Repurchase Program, we are authorized to repurchase up to an aggregate of 63,500,000 shares of Preferred Stock, comprised of up to (i) 28,800,000 shares of our Series F Preferred Stock, (ii) 17,000,000 shares of our Series G Preferred Stock, and (iii) 17,700,000 shares of our Series I Preferred Stock. The aggregate liquidation value of the Preferred Stock that may be repurchased by us pursuant to the Current Preferred Stock Repurchase Program, as of December 31, 2024, was approximately $1.6 billion. The Current Preferred Stock Repurchase Program replaced the Prior Preferred Stock Repurchase Program. The Current Preferred Stock Repurchase Program became effective on January 1, 2025, and will expire on December 31, 2029. No shares were repurchased with respect to the Current Preferred Stock Repurchase Program during the year ended December 31, 2025.
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
During the year ended December 31, 2025, we issued 11,000,000 shares of our Series J Preferred Stock, which included the exercise by the underwriters of their option to purchase an additional 1,000,000 shares of Series J Preferred Stock solely to cover over-allotments, for gross proceeds of $275 million before deducting the underwriting discount and other estimated offering expenses.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
Our GAAP leverage ratio at December 31, 2025 and 2024 was 7.2:1 and 7.1:1, respectively. Our economic leverage ratio, which is computed as the sum of Recourse Debt, cost basis of TBA derivatives outstanding, and net forward purchases (sales) of investments divided by total equity was 5.6:1 and 5.5:1, at December 31, 2025 and 2024, respectively. Our GAAP capital ratio at December 31, 2025 and 2024 was 11.9% and 12.3%, respectively. Our economic capital ratio, which represents our ratio of stockholders’ equity to total economic assets (inclusive of the implied market value of TBA derivatives and net of debt issued by securitization vehicles (excluding structured repurchase transactions) and participations issued), was 14.9% and 14.8% at December 31, 2025 and 2024, respectively. Economic leverage ratio and economic capital ratio are non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section for additional information, including reconciliations to their most directly comparable GAAP results.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
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
To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At December 31, 2025 and December 31, 2024, the weighted average days to maturity was 35 days and 32 days, respectively.

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
At December 31, 2025, we had total financial assets and cash pledged against existing liabilities of $87.2 billion. The weighted average haircut was approximately 3% on repurchase agreements. The quality and character of the Residential Securities that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change at December 31, 2025, compared to the same period in 2024, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the year ended December 31, 2025.
The following table presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
For the three months ended	(dollars in thousands)
December 31, 2025	$82,756,418	$81,865,723	$2,580,095	$34,389
September 30, 2025	74,041,222	75,118,963	3,871,747	35,004
June 30, 2025	67,699,628	66,541,378	3,434,050	—
March 31, 2025	66,724,268	61,659,460	2,721,386	—
December 31, 2024	68,092,016	65,688,923	2,778,970	—
September 30, 2024	67,092,629	64,310,276	3,041,120	—
June 30, 2024	63,043,218	60,787,994	2,322,479	—
March 31, 2024	64,027,388	58,975,232	2,323,485	—
December 31, 2023	61,924,576	62,201,543	1,340,204	—
Our committed facility warehouse lines provide financing for our MSR portfolio for liquidity purposes. We maintain a conservative approach to these facilities, generally over-collateralizing the lines against margin calls.
The following table provides information on our repurchase agreements and other secured financing by maturity date at December 31, 2025. The weighted average remaining maturity on our repurchase agreements and other secured financing was 42 days at December 31, 2025:

	December 31, 2025
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$—	—%	—%
2 to 29 days	42,517,566	3.99%	51.2%
30 to 59 days	32,731,191	3.97%	39.5%
60 to 89 days	4,624,845	4.02%	5.6%
90 to 119 days	184,068	5.39%	0.2%
Over 119 days (1)	2,883,053	5.82%	3.5%
Total	$82,940,723	4.05%	100.0%

(1) Approximately 1% of the total repurchase agreements and other secured financing had a remaining maturity over 1 year.
We also finance our investments in residential mortgage loans through the issuance of securitization transactions sponsored by our wholly-owned subsidiary Onslow Bay Financial LLC (“Onslow Bay”) under the Onslow Bay private-label securitization program. In order to increase financing optionality for our Onslow Bay platform we closed new warehouse facilities and upsized existing warehouse facilities. These included expanded product offerings for residential whole loans, including a component not subject to margin calls.
The following table presents our outstanding debt balances and associated weighted average rates and days to maturity at December 31, 2025:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

		Weighted Average Rate (1)
	Principal Balance	As of Period End	For the Quarter	Weighted Average Days to Maturity (2)
	(dollars in thousands)
Repurchase agreements	$81,865,723	4.02%	4.20%	35
Other secured financing	1,075,000	6.44%	6.63%	545
Debt issued by securitization vehicles (3)	29,301,144	5.11%	5.29%	13,041
Participations issued (3)	1,883,546	6.33%	6.06%	10,871
Total indebtedness	$114,125,413

(1) Rates for repurchase agreements and other secured financing are determined by the weighted-average stated interest rates while debt issued by securitization vehicles and participations issued are determined by the weighted-average yield.
(2) Determined based on estimated weighted-average lives of the underlying debt instruments.
(3) Non-recourse to Annaly which excludes structured repurchase transactions.

Excess Liquidity
Our primary source of liquidity is the availability of unencumbered assets which may be provided as collateral to support additional funding needs. We target minimum thresholds of available, unencumbered assets to maintain excess liquidity. The following table illustrates our asset portfolio available to support potential collateral obligations and funding needs.
Assets are considered encumbered if pledged as collateral against an existing liability, and therefore are no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets at December 31, 2025:

	Encumbered Assets	Unencumbered Assets	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,683,059	$354,779	$2,037,838
Reverse repurchase agreements (1)	34,389	—	34,389
Investments, at carrying value (2)
Agency mortgage-backed securities	81,940,206	5,729,012	87,669,218
Credit risk transfer securities	129,409	84,391	213,800
Non-agency mortgage-backed securities	740,019	705,157	1,445,176
Residential mortgage loans (3)	36,294,018	794,199	37,088,217
MSR	3,541,414	104,451	3,645,865
Interests in MSR	—	28,626	28,626
Other assets (4)	—	15,612	15,612
Total financial assets	$124,362,514	$7,816,227	$132,178,741

(1) The collateral received in connection with reverse repurchase agreements was repledged as of December 31, 2025.
(2) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported in the Consolidated Statements of Financial Condition.
(3) Includes assets transferred or pledged to securitization vehicles.
(4) Includes commercial real estate investments.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is also considered and is subject to certain parameters. The composition is monitored for concentration risk, including in respect of our deposits of our cash and cash equivalents, and asset type. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets at December 31, 2025:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Carrying Value (1)
Liquid assets	(dollars in thousands)
Cash and cash equivalents	$2,037,838
Residential Securities (2)	89,328,144
Residential mortgage loans (3)	5,020,784
Total liquid assets	$96,386,766
Percentage of liquid assets to carrying amount of encumbered and unencumbered financial assets (4)	96.29%
(1) Carrying value approximates the market value of assets. The assets listed in this table include $87.2 billion of assets that have been pledged as collateral against existing liabilities at December 31, 2025. Please refer to the Encumbered and Unencumbered Assets table for related information.
(2) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported in the Consolidated Statements of Financial Condition.
(3) Excludes securitized residential mortgage loans transferred or pledged to consolidated VIEs carried at fair value of $32.1 billion.
(4) Denominator is computed based on the carrying amount of encumbered and unencumbered financial assets, excluding assets transferred or pledged to securitization vehicles, of $32.1 billion.

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
The interest rate sensitivity of our assets and liabilities in the following table at December 31, 2025 could vary substantially based on actual prepayment experience.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$2,037,838	$—	$—	$—	$2,037,838
Reverse repurchase agreements	—	—	—	34,389	34,389
Agency mortgage-backed securities (principal)	—	86	23,177	87,669,248	87,692,511
Residential credit risk transfer securities (principal)	—	16,583	46,596	141,339	204,518
Non-agency mortgage-backed securities (principal)	121,293	167,987	452,232	626,521	1,368,033
Commercial mortgage-backed securities (principal)	—	—	—	—	—
Total securities	121,293	184,656	522,005	88,437,108	89,265,062
Loans (principal)	—	—	—	4,891,764	4,891,764
Assets transferred or pledged to securitization vehicles (principal)	—	—	—	32,141,816	32,141,816
Total financial assets - maturity	2,159,131	184,656	522,005	125,505,077	128,370,869
Effect of utilizing reset dates (1)	33,580,442	577,905	783,239	(34,941,586)	—
Total financial assets - interest rate sensitive	$35,739,573	$762,561	$1,305,244	$90,563,491	$128,370,869
Financial liabilities
Repurchase agreements	$79,873,602	$1,716,780	$275,341	$—	$81,865,723
Debt issued by securitization vehicles (principal)	—	—	—	29,301,144	29,301,144
Participations issued (principal)	—	—	—	1,883,546	1,883,546
U.S. Treasury securities sold, not yet purchased	2,396,724	—	—	—	2,396,724
Total financial liabilities - maturity	82,270,326	1,716,780	275,341	31,184,690	115,447,137
Effect of utilizing reset dates (1)(2)	(58,944,283)	10,432,890	17,652,731	30,858,662	—
Total financial liabilities - interest rate sensitive	$23,326,043	$12,149,670	$17,928,072	$62,043,352	$115,447,137

Maturity gap	$(80,111,195)	$(1,532,124)	$246,664	$94,320,387	$12,923,732

Cumulative maturity gap	$(80,111,195)	$(81,643,319)	$(81,396,655)	$12,923,732

Interest rate sensitivity gap	$12,413,530	$(11,387,109)	$(16,622,828)	$28,520,139	$12,923,732

Cumulative rate sensitivity gap	$12,413,530	$1,026,421	$(15,596,407)	$12,923,732

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
We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The net interest income simulations incorporate the interest expense effect of rate resets on liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. The following table presents estimates at December 31, 2025. Actual results could differ materially from these estimates.

Change in Interest Rate (1)	Estimated Percentage Change in Portfolio Value (2)	Estimated Change as a % on NAV (2)(3)	Projected Percentage Change in Economic Net Interest Income (4)
-75 Basis points	(0.3%)	(2.2%)	(0.5%)
-50 Basis points	(0.1%)	(0.7%)	—%
-25 Basis points	—%	—%	0.5%
+25 Basis points	(0.1%)	(0.8%)	(0.6%)
+50 Basis points	(0.3%)	(2.2%)	(1.9%)
+75 Basis points	(0.5%)	(4.0%)	(3.6%)
MBS Spread Shock (1)	Estimated Change in Portfolio Market Value (2)	Estimated Change as a % on NAV (2)(3)
-25 Basis points	1.2%	8.8%
-15 Basis points	0.7%	5.3%
-5 Basis points	0.2%	1.7%
+5 Basis points	(0.2%)	(1.7%)
+15 Basis points	(0.7%)	(5.2%)
+25 Basis points	(1.2%)	(8.6%)
(1) Interest rate and MBS spread sensitivity are based on results from third party models in conjunction with internally derived inputs, analysis, and adjustments. Models are periodically updated to help better capture market risks and conditions. Such updates are completed by third parties and through the Company's calibration of external models. Any model updates that occur are reflected in the period in which they occur. Actual results could differ materially from these estimates.
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
Our portfolio composition, based on balance sheet values, at December 31, 2025 and 2024 was as follows:

	December 31, 2025	December 31, 2024
Category
Agency mortgage-backed securities	67.8%	68.6%
Credit risk transfer securities	0.2%	0.8%
Non-agency mortgage-backed securities	1.1%	1.5%
Residential mortgage loans (1)	28.1%	26.0%
Commercial mortgage-backed securities	—%	0.1%
Mortgage servicing rights (2)	2.8%	3.0%
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
The following table summarizes our exposure to counterparties by geography at December 31, 2025:

	Number of Counterparties	Secured Financing (1)	Interest Rate Swaps at Fair Value	Exposure (2)
Geography	(dollars in thousands)
North America	22	$64,875,382	$(8,427)	$4,403,476
Europe	11	13,581,250	(586)	1,348,356
Asia (non-Japan)	1	482,321	—	17,826
Japan	4	4,001,770	—	880,895
Total	38	$82,940,723	$(9,013)	$6,650,553

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
We also have processes in place to oversee and identify material risks from cybersecurity threats associated with our use of third party service providers upon which we depend to perform various business processes related to our operations, including mortgage loan servicers and sub-servicers. Our vendor management and IT policies establish procedures for engaging, onboarding and monitoring the performance of third party vendors including tools for ongoing cyber security risks. For mortgage loan servicers and sub-servicers, these procedures include assessing a vendor’s financial health as well as oversight of its compliance with applicable laws and regulations, cybersecurity and business continuity programs and security of personal information. We also have processes to evaluate and classify cybersecurity risk related to sensitive data held by key third party service providers on their systems.
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
The Cybersecurity Committee includes representatives from Operational Risk Management, Information Technology, Legal, Investment Groups and Internal Controls. Certain members of the Cybersecurity Committee have relevant qualifications such as extensive work experience implementing data security measures, developing cybersecurity policies and procedures and assessing, managing and reporting cybersecurity risk. Members also participate in cybersecurity-related professional organizations that discuss industry threats, challenges and solutions to cybersecurity issues.
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
To date, we have not detected any risks from cybersecurity threats that have materially affected us. However, even though we take steps to employ reasonable cybersecurity defenses, not every cybersecurity incident can be prevented or detected. We also may be held responsible for cybersecurity threats affecting our third party service providers, including servicers and sub-servicers, some of whom have reported breaches in the past. Therefore, while we are not aware of any cybersecurity threats or incidents that are reasonably likely to have a material effect on our business strategy, results of operations, or financial

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
condition the likelihood and severity of such risks are difficult to predict. For further discussion, please see the risk factors titled “We are highly dependent on information systems and networks, many of which are operated by third parties” and “Cyberattacks or other information security breaches of our Company's, service providers' or counterparties' systems or network affect our business, reputation and financial condition” in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

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

Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with generally accepted accounting principles in the United States requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ materially from these estimates and changes in assumptions could have a significant effect on the consolidated financial statements. Our critical accounting policies that require us to make significant judgments or estimates are described below. For more information on these critical accounting policies and other significant accounting policies, refer to the Note titled “Significant Accounting Policies” in the Notes to the Consolidated Financial Statements included in Item 15. “Exhibits, Financial Statement Schedules.”

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

Economic Capital Ratio
Non-GAAP financial measure that is calculated as total stockholders’ equity divided by total economic assets. Total economic assets includes the implied market value of TBA derivatives and are net of debt issued by securitization vehicles (excluding structured repurchase transactions) and participations issued.

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

Economic Leverage Ratio (Economic Debt-to-Equity Ratio)
Non-GAAP financial measure that is calculated as the sum of recourse debt, cost basis of TBA derivatives outstanding and net forward purchases (sales) of investments divided by total equity. Recourse debt consists of repurchase agreements, other secured financing, structured repurchase transactions (included within Debt issued by securitization vehicles) and U.S. Treasury securities sold, not yet purchased. Debt issued by securitization vehicles (excluding structured repurchase transactions) and participations issued are non-recourse to us and are excluded from economic leverage.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
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

Recourse Debt
Debt on which the economic borrower is obligated to repay the entire balance regardless of the value of the pledged collateral. By contrast, the economic borrower’s obligation to repay non-recourse debt is limited to the value of the pledged collateral. Recourse debt consists of repurchase agreements, other secured financing, structured repurchase transactions (included within Debt issued by securitization vehicles) and U.S. Treasury securities sold, not yet purchased. Debt issued by securitization vehicles (excluding structured repurchase transactions) and participations issued are non-recourse to us and are excluded from this measure.

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
There have been no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
Annaly’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission’s (“COSO”) Internal Control-Integrated Framework (2013).
Based on Annaly’s management’s evaluation under the framework in Internal Control—Integrated Framework (2013), Annaly’s management concluded that its internal control over financial reporting was effective as of December 31, 2025. Annaly’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on Annaly’s internal control over financial reporting, which is included herein.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Annaly Capital Management, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Annaly Capital Management, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Annaly Capital Management, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 12, 2026 expressed an unqualified opinion thereon.

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
February 12, 2026

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, no director or officer of the Company adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K, except as set forth below:

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Duration of 10b5-1 Trading Arrangements	Aggregate Number of Securities to be Purchased or Sold
David L. Finkelstein, Chief Executive Officer and Co-Chief Investment Officer	November 12, 2025	February 17, 2026 – March 16, 2026 April 27, 2026 – June 16, 2026 August 3, 2026 – September 16, 2026 November 2, 2026 – December 4, 2026	198,223
Serena Wolfe, Chief Financial Officer	November 4, 2025	February 17, 2026 – March 13, 2026 May 4, 2026 – June 17, 2026	33,073
Steven F. Campbell, President and Chief Operating Officer	November 3, 2025	February 17, 2026 – June 3, 2026	54,716
.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 as to our directors is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2025. The information regarding our executive officers required by Item 10 appears in Part I of this Form 10-K. The information required by Item 10 as to our compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2025.
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
The information regarding certain matters pertaining to our corporate governance required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2025.

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
The following table provides information as of December 31, 2025 concerning shares of our common stock authorized for issuance under the Incentive Plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the Incentive Plans (excluding securities in column ‘a’)
Equity compensation plans approved by security holders	—	$—	24,203,367
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	24,203,367

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2025.

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
3.      Exhibits. See Exhibit Index below.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Articles of Restatement of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q filed October 30, 2025).
3.2	Amended and Restated Bylaws of the Registrant, December 8, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 9, 2022).
4.1
Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-32913) filed September 17, 1997).

4.2	Specimen Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-74618) filed on December 5, 2001).
4.3	Specimen Series F Preferred Stock Certificate (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form 8-A filed July 27, 2017).
4.4	Specimen Series G Preferred Stock Certificate (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form 8-A filed January 10, 2018).
4.5	Specimen Series I Preferred Stock Certificate (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form 8-A filed June 26, 2019).
4.6	Specimen Series J Preferred Stock Certificate (incorporated by reference to Exhibit 4.10 to the Registrant's Registration Statement on Form 8-A filed August 7, 2025).
4.7
Indenture, dated as of February 12, 2010, between the Registrant and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 12, 2010).

4.8
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

4.11	Description of Securities. †
10.1	Form of Master Repurchase Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-32913) filed August 5, 1997).
10.2	Registrant’s Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed February 23, 2017).*
10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 20, 2017).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

10.4	2020 Equity Incentive Plan (incorporated herein by reference to Annex A to the Registrant’s proxy statement dated April 8, 2020).*
10.5	Form of Deferred Stock Unit Award for Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 21, 2020).*
10.6	Annaly Capital Management, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 1, 2020).*
10.7	Form of 2023 Performance Stock Unit Award (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed February 16, 2023).*
10.8	Form of 2023 Restrictive Stock Unit Award (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K filed February 16, 2023).*
10.9	Retirement and Transition Agreement among the Registrant and Anthony C. Green dated December 29, 2025.*†
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant's Annual Report on Form 10-K filed February 15, 2024).
21.1	Subsidiaries of Registrant. †
23.1	Consent of Ernst & Young LLP. †
97.1	Dodd-Frank Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K filed February 15, 2024).
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
The instance document does not appear in the interactive data file because its Extensible Business Reporting Language (XBRL) tags are embedded within the Inline XBRL document. The following documents are formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition at December 31, 2025 and 2024; (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023; (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023; and (v) Notes to Consolidated Financial Statements.

101.SCH XBRL	Taxonomy Extension Schema Document †
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document †
101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created†
101.LAB XBRL	Taxonomy Extension Label Linkbase Document †
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document †
104	The cover page for the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2025 (formatted in Inline XBRL and contained in Exhibit 101).
*             Exhibit Numbers 10.2, 10.3, 10.5, 10.6, 10.7, 10.8, and 10.9 are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.
†              Submitted electronically herewith.

ITEM 16. FORM 10-K SUMMARY

None.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Annaly Capital Management, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Annaly Capital Management, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 12, 2026 expressed an unqualified opinion thereon.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

Valuation of mortgage servicing rights

Description of the Matter	The Company invests in servicing related assets comprised of mortgage servicing rights (“MSR”) totaling $3.6 billion as of December 31, 2025 as included in Note 7 to the consolidated financial statements. The Company records MSR at fair value on a recurring basis with changes in fair value recognized in the statement of comprehensive income (loss). These fair value estimates are based on valuation techniques used to estimate future cash flows that incorporate unobservable assumptions, including discount rate, prepayment rate, delinquency rate and cost to service.

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

New York, New York
February 12, 2026

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands, except per share data)
	December 31,	December 31,
	2025	2024
Assets
Cash and cash equivalents (includes pledged assets of $1,683,059 and $1,202,880, respectively) (1)	$2,037,838	$1,488,027
Securities (includes pledged assets of $82,809,634 and $67,692,062, respectively) (2)	91,287,630	69,756,447
Loans, net (includes pledged assets of $4,590,517 and $2,754,028, respectively) (3)	5,020,784	3,546,902
Mortgage servicing rights (includes pledged assets of $3,541,414 and $2,460,252, respectively)	3,645,865	2,909,134
Interests in MSR	28,626	—
Assets transferred or pledged to securitization vehicles	32,067,433	21,973,188
Derivative assets	115,533	225,351
Reverse repurchase agreements	34,389	—
Receivable for unsettled trades	1,031	2,201,447
Principal and interest receivable	926,660	1,069,038
Intangible assets, net	6,726	9,416
Other assets	437,323	377,434
Total assets	$135,609,838	$103,556,384
Liabilities and stockholders’ equity
Liabilities
Repurchase agreements	$81,865,723	$65,688,923
Other secured financing	1,075,000	750,000
Debt issued by securitization vehicles	28,918,753	19,540,678
Participations issued	1,932,655	1,154,816
U.S. Treasury securities sold, not yet purchased	2,396,724	2,470,629
Derivative liabilities	53,755	59,586
Payable for unsettled trades	2,059,386	308,282
Interest payable	380,688	268,317
Dividends payable	494,881	375,932
Other liabilities	272,362	242,269
Total liabilities	119,449,927	90,859,432
Stockholders’ equity
Preferred stock, par value $0.01 per share, 75,000,000 and 63,500,000 authorized, 74,500,000 and 63,500,000 issued and outstanding, respectively	1,802,480	1,536,569
Common stock, par value $0.01 per share, 1,456,750,000 and 1,468,250,000 authorized, 706,972,452 and 578,357,118 issued and outstanding, respectively	7,070	5,784
Additional paid-in capital	27,927,113	25,257,716
Accumulated other comprehensive income (loss)	(488,566)	(1,017,682)
Accumulated deficit	(13,157,325)	(13,173,146)
Total stockholders’ equity	16,090,772	12,609,241
Noncontrolling interests	69,139	87,711
Total equity	16,159,911	12,696,952
Total liabilities and equity	$135,609,838	$103,556,384

(1) Includes cash of consolidated Variable Interest Entities (“VIEs”) of $4.1 million and $2.8 million at December 31, 2025 and 2024, respectively.
(2) Excludes $3.1 billion and $2.2 billion at December 31, 2025 and 2024, respectively, of non-Agency mortgage-backed securities in consolidated VIEs pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.

(3) Includes $37.1 million and $10.0 million of residential mortgage loans held for sale at December 31, 2025 and 2024, respectively.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in thousands, except per share data)
	For The Years Ended December 31,
	2025	2024	2023
Net interest income
Interest income	$5,959,205	$4,840,034	$3,731,581
Interest expense	4,823,705	4,592,238	3,842,965
Net interest income	1,135,500	247,796	(111,384)
Net servicing income
Servicing and related income	579,592	485,406	364,157
Servicing and related expense	60,273	49,469	37,652
Net servicing income	519,319	435,937	326,505
Other income (loss)
Net gains (losses) on investments and other	1,745,670	(1,849,585)	(2,125,618)
Net gains (losses) on derivatives	(1,207,161)	2,269,301	400,092
Loan loss (provision) reversal	—	—	219
Other, net	51,121	94,935	73,716
Total other income (loss)	589,630	514,651	(1,651,591)
General and administrative expenses
Compensation expense	151,552	130,403	119,592
Other general and administrative expenses	48,077	40,953	42,961
Total general and administrative expenses	199,629	171,356	162,553
Income (loss) before income taxes	2,044,820	1,027,028	(1,599,023)
Income taxes	(6,870)	15,260	39,434
Net income (loss)	2,051,690	1,011,768	(1,638,457)
Net income (loss) attributable to noncontrolling interests	24,428	9,862	4,714
Net income (loss) attributable to Annaly	2,027,262	1,001,906	(1,643,171)
Dividends on preferred stock	157,931	154,551	141,676
Net income (loss) available (related) to common stockholders	$1,869,331	$847,355	$(1,784,847)
Net income (loss) per share available (related) to common stockholders
Basic	$2.92	$1.62	$(3.61)
Diluted	$2.92	$1.62	$(3.61)
Weighted average number of common shares outstanding
Basic	639,513,399	521,737,554	494,541,323
Diluted	641,042,741	522,747,610	494,541,323
Other comprehensive income (loss)
Net income (loss)	$2,051,690	$1,011,768	$(1,638,457)
Unrealized gains (losses) on available-for-sale securities	386,709	(244,278)	580,680
Reclassification adjustment for net (gains) losses included in net income (loss)	142,407	561,996	1,792,816
Other comprehensive income (loss)	529,116	317,718	2,373,496
Comprehensive income (loss)	2,580,806	1,329,486	735,039
Comprehensive income (loss) attributable to noncontrolling interests	24,428	9,862	4,714
Comprehensive income (loss) attributable to Annaly	2,556,378	1,319,624	730,325
Dividends on preferred stock	157,931	154,551	141,676
Comprehensive income (loss) attributable to common stockholders	$2,398,447	$1,165,073	$588,649

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)
	For The Years Ended December 31,
	2025	2024	2023
Preferred stock
Beginning of period	$1,536,569	$1,536,569	$1,536,569
Issuance	$265,911	$—	$—
End of period	$1,802,480	$1,536,569	$1,536,569
Common stock
Beginning of period	$5,784	$5,001	$4,683
Issuance	1,280	780	315
Stock-based award activity	6	3	3
End of period	$7,070	$5,784	$5,001
Additional paid-in capital
Beginning of period	$25,257,716	$23,672,391	$22,981,320
Issuance	2,643,380	1,557,536	673,378
Stock-based award activity	26,017	27,789	17,693
End of period	$27,927,113	$25,257,716	$23,672,391
Accumulated other comprehensive income (loss)
Beginning of period	$(1,017,682)	$(1,335,400)	$(3,708,896)
Unrealized gains (losses) on available-for-sale securities	386,709	(244,278)	580,680
Reclassification adjustment for net (gains) losses included in net income (loss)	142,407	561,996	1,792,816
End of period	$(488,566)	$(1,017,682)	$(1,335,400)
Accumulated deficit
Beginning of period	$(13,173,146)	$(12,622,768)	$(9,543,233)
Net income (loss) attributable to Annaly	2,027,262	1,001,906	(1,643,171)
Dividends declared on preferred stock (1)	(157,931)	(154,551)	(141,676)
Dividends and dividend equivalents declared on common stock and stock-based awards (1)	(1,853,510)	(1,397,733)	(1,294,688)
End of period	$(13,157,325)	$(13,173,146)	$(12,622,768)
Total stockholder’s equity	$16,090,772	$12,609,241	$11,255,793
Noncontrolling interests
Beginning of period	$87,711	$89,298	$98,983
Net income (loss) attributable to noncontrolling interests	24,428	9,862	4,714
Equity contributions from (distributions to) noncontrolling interests	(43,000)	(11,449)	(14,399)
End of period	$69,139	$87,711	$89,298
Total equity	$16,159,911	$12,696,952	$11,345,091
(1) Refer to the “Capital Stock” Note for dividends per share for each class of shares.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	For The Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$2,051,690	$1,011,768	$(1,638,457)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of premiums and discounts of investments, net	246,644	113,040	185,728
Amortization of securitized debt premiums and discounts and deferred financing costs	(35,246)	3,579	13,824
Depreciation, amortization and other noncash expenses	34,036	30,356	24,806
Net (gains) losses on investments and derivatives	177,971	783,191	3,310,579
Income (loss) from unconsolidated joint ventures	12,953	(5,790)	10,270
Loan loss provision (reversal)	—	—	(219)
Payments on purchases of loans held for sale	(262,294)	(58,306)	—
Proceeds from sales and repayments of loans held for sale	235,102	48,951	1,577
Proceeds from U.S. Treasury securities	7,268,860	8,613,104	2,015,608
Payments on U.S. Treasury securities	(7,439,550)	(8,156,998)	—
Net receipts (payments) on derivatives	(1,822,026)	779,334	(862,032)
Net change in
Other assets	(31,637)	(61,883)	(136,804)
Interest receivable	138,326	154,651	(585,817)
Interest payable	112,371	(19,620)	(37,343)
Other liabilities	5,711	75,282	65,483
Net cash provided by (used in) operating activities	692,911	3,310,659	2,367,203
Cash flows from investing activities
Payments on purchases of securities	(40,746,554)	(32,213,640)	(41,036,338)
Proceeds from sales of securities	17,171,775	21,106,379	31,259,983
Principal payments on securities	8,342,418	6,834,322	6,153,217
Payments on purchases and origination of loans	(18,647,865)	(13,239,286)	(5,503,696)
Proceeds from sales of loans	1,349,790	686,062	21,242
Principal payments on loans	6,108,625	2,612,778	1,086,508
Payments on purchases of MSR	(882,834)	(863,117)	(396,806)
Proceeds from sales of MSR	1,871	66,269	—
Payments on purchases of interests in MSR	(32,240)	—	—
Proceeds from reverse repurchase agreements	636,212,211	609,316,231	128,615,235
Payments on reverse repurchase agreements	(636,246,600)	(609,316,231)	(128,615,235)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	6,669	25,403	—
Net cash provided by (used in) investing activities	(27,362,734)	(14,984,830)	(8,415,890)
Cash flows from financing activities
Proceeds from repurchase agreements and other secured financing	7,237,347,672	6,004,596,943	5,351,050,481
Payments on repurchase agreements and other secured financing	(7,220,845,591)	(6,000,859,559)	(5,348,111,535)
Proceeds from issuances of securitized debt	14,589,254	10,330,083	4,480,804
Principal payments on securitized debt	(5,068,806)	(2,394,166)	(944,163)
Payments on purchases of securitized debt	(485,604)	—	(2,504)
Payment of deferred financing cost	(13,893)	(4,259)	(4,012)
Proceeds from participations issued	7,804,644	4,135,190	2,007,464
Payments on repurchases of participations issued	(6,990,309)	(4,055,490)	(1,674,650)
Principal payments on participations issued	(88,890)	(45,722)	(52,635)
Net contributions (distributions) from (to) noncontrolling interests	(43,000)	(11,449)	(14,399)
Net proceeds from stock offerings, direct purchases and dividend reinvestments	2,910,571	1,558,316	673,693
Settlement of stock-based awards in satisfaction of withholding tax requirements	(14,177)	(6,157)	(6,661)
Dividends paid	(1,882,237)	(1,493,680)	(1,517,762)
Net cash provided by (used in) financing activities	27,219,634	11,750,050	5,884,121
Net (decrease) increase in cash and cash equivalents	549,811	75,879	(164,566)
Cash and cash equivalents including cash pledged as collateral, beginning of period	1,488,027	1,412,148	1,576,714
Cash and cash equivalents including cash pledged as collateral, end of period	$2,037,838	$1,488,027	$1,412,148
Supplemental disclosure of cash flow information
Interest received	$4,302,067	$3,782,985	$3,278,519
Interest paid (excluding interest paid on interest rate swaps)	$3,445,916	$3,831,509	$3,551,873
Net interest received (paid) on interest rate swaps	$1,129,717	$1,649,965	$1,306,551
Taxes received (paid)	$1,200	$(1,688)	$1,104
Noncash investing and financing activities
Receivable for unsettled trades	$1,031	$2,201,447	$2,710,224
Payable for unsettled trades	$2,059,386	$308,282	$3,249,389
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$529,116	$317,718	$2,373,496
Dividends declared, not yet paid	$494,881	$375,932	$325,052

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2025, 2024 and 2023
________________________________________________________________________________________________________________________________

1. DESCRIPTION OF BUSINESS

Annaly Capital Management, Inc. (the “Company” or “Annaly”) is a Maryland corporation that commenced operations on February 18, 1997. The Company is a leading diversified capital manager with investment strategies across residential mortgage finance. The Company owns a portfolio of real estate related investments, including mortgage pass-through certificates, collateralized mortgage obligations, credit risk transfer (“CRT”) securities, other securities representing interests in or obligations backed by pools of mortgage loans, residential mortgage loans and mortgage servicing rights (“MSR”). The Company’s principal business objective is to generate net income for distribution to its stockholders and optimize its returns through prudent management of its diversified investment strategies.
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
Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations is carried at cost, which approximates fair value. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled $1.7 billion and $1.2 billion at December 31, 2025 and December 31, 2024, respectively.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

4. FINANCIAL INSTRUMENTS

The following table presents characteristics for certain of the Company’s financial instruments at December 31, 2025 and 2024.

Financial Instruments (1)
Balance Sheet Line Item	Type / Form	Measurement Basis	December 31, 2025	December 31, 2024
	Assets	(dollars in thousands)
Securities	Agency mortgage-backed securities (2)	Fair value, with unrealized gains (losses) through other comprehensive income	$6,462,112	$8,234,911
Securities	Agency mortgage-backed securities (3)	Fair value, with unrealized gains (losses) through earnings	83,166,542	59,199,157
Securities	Residential credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	213,800	754,915
Securities	Non-agency mortgage-backed securities	Fair value, with unrealized gains (losses) through earnings	1,445,176	1,493,186
Securities	Commercial real estate debt investments - CMBS	Fair value, with unrealized gains (losses) through earnings	—	74,278
Total securities			91,287,630	69,756,447
Loans, net	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	5,020,784	3,546,902
Interests in MSR	Interest in net servicing cash flows	Fair value, with unrealized gains (losses) through earnings	28,626	—
Assets transferred or pledged to securitization vehicles	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	32,067,433	21,973,188
Reverse repurchase agreements	Reverse repurchase agreements	Amortized cost	34,389	—
	Liabilities
Repurchase agreements	Repurchase agreements	Amortized cost	$81,865,723	$65,688,923
Other secured financing	Loans	Amortized cost	1,075,000	750,000
Debt issued by securitization vehicles	Securities	Fair value, with unrealized gains (losses) through earnings	28,918,753	19,540,678
Participations issued	Participations issued	Fair value, with unrealized gains (losses) through earnings	1,932,655	1,154,816
U.S. Treasury securities sold, not yet purchased	Securities	Fair value, with unrealized gains (losses) through earnings	2,396,724	2,470,629
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
Securities accounted for as available-for-sale are carried at fair value, with changes in fair value recognized in other comprehensive income. If the fair value option is elected for debt securities, changes in fair value are recognized in earnings. Effective July 1, 2022, the Company elected the fair value option for any newly purchased Agency mortgage-backed securities in order to simplify the accounting for these securities. For the years ended December 31, 2025 and 2024, $2.1 billion and ($1.1) billion of unrealized gains (losses) on Agency mortgage-backed securities, for which the fair value option was elected, were reported in Net gains (losses) on investments and other in the Company’s Consolidated Statements of Comprehensive Income (Loss). The Company has also elected the fair value option for CRT securities, interest only securities, Non-Agency and commercial mortgage-backed securities in order to simplify the accounting. Transactions for regular-way securities are recorded on trade date, including to-be-announced (“TBA”) securities that meet the regular-way securities scope exception from derivative accounting. Gains and losses on disposals of securities are recorded on trade date based on the specific identification method.
Impairment – Management evaluates available-for-sale securities where the fair value option has not been elected and held-to-maturity debt securities for impairment at least quarterly, and more frequently when economic or market conditions warrant such evaluation. When the fair value of an available-for-sale security is less than its amortized cost, the security is considered

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
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
Agency Mortgage-Backed Securities - The Company invests in mortgage pass-through certificates, collateralized mortgage obligations and other MBS representing interests in or obligations backed by pools of residential, multifamily or commercial mortgage loans and certificates. Many of the underlying loans and certificates are guaranteed by the Government National Mortgage Association (“Ginnie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”) (collectively, “Agency mortgage-backed securities”).
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
The following table represents a rollforward of the activity for the Company’s securities for the year ended December 31, 2025:

	Agency Securities	Residential Credit Securities	Commercial Securities	Total
	(dollars in thousands)
Beginning balance January 1, 2025	$67,434,068	$2,248,101	$74,278	$69,756,447
Purchases	41,824,080	654,123	—	42,478,203
Sales	(14,533,982)	(498,261)	(41,814)	(15,074,057)
Principal paydowns	(7,586,394)	(716,902)	(32,451)	(8,335,747)
(Amortization) / accretion	(156,571)	(7,065)	(80)	(163,716)
Fair value adjustment	2,647,453	(21,020)	67	2,626,500
Ending balance December 31, 2025	$89,628,654	$1,658,976	$—	$91,287,630

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The following tables present the Company’s securities portfolio that were carried at their fair value at December 31, 2025 and 2024:

	December 31, 2025
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$81,291,560	$1,464,326	$(1,120,301)	$81,635,585	$1,055,907	$(709,842)	$81,981,650
Adjustable-rate pass-through	114,642	6,678	(32)	121,288	2,008	(4,244)	119,052
CMO	2,709	12	—	2,721	—	(81)	2,640
Interest-only	5,266,587	683,108	—	683,108	28,590	(97,630)	614,068
Multifamily (1)	41,310,478	617,383	(11,385)	6,889,598	67,373	(45,727)	6,911,244
Total agency securities	$127,985,976	$2,771,507	$(1,131,718)	$89,332,300	$1,153,878	$(857,524)	$89,628,654
Residential credit
Credit risk transfer	$204,518	$42	$(2,239)	$202,321	$11,486	$(7)	$213,800
Non-QM	343,495	249	(2,514)	341,230	3,022	(8,100)	336,152
Prime (2)	2,294,631	31,005	(9,746)	111,526	3,497	(748)	114,275
SBC	186,929	23	(10,317)	176,635	4,991	(4,648)	176,978
NPL/RPL	462,956	3,520	(21,613)	444,863	5,053	(2,099)	447,817
RTL	191,767	13	(488)	191,292	1,342	(8)	192,626
Prime jumbo (>=2010 vintage) (3)	11,771,926	101,388	(30,397)	163,610	18,034	(4,316)	177,328
Total residential credit securities	$15,456,222	$136,240	$(77,314)	$1,631,477	$47,425	$(19,926)	$1,658,976
Total residential securities	$143,442,198	$2,907,747	$(1,209,032)	$90,963,777	$1,201,303	$(877,450)	$91,287,630
Commercial
Commercial securities	$—	$—	$—	$—	$—	$—	$—
Total securities	$143,442,198	$2,907,747	$(1,209,032)	$90,963,777	$1,201,303	$(877,450)	$91,287,630

	December 31, 2024
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$65,010,762	$1,329,117	$(1,178,444)	$65,161,435	$130,742	$(2,242,503)	$63,049,674
Adjustable-rate pass-through	157,123	11,936	(42)	169,017	2,216	(8,995)	162,238
CMO	87,467	1,459	—	88,926	—	(15,242)	73,684
Interest-only	3,437,570	493,803	—	493,803	14,843	(127,914)	380,732
Multifamily (1)	26,216,351	514,726	(11,830)	3,844,575	7,644	(110,454)	3,741,765
Reverse mortgages	24,916	2,499	—	27,415	—	(1,440)	25,975
Total agency investments	$94,934,189	$2,353,540	$(1,190,316)	$69,785,171	$155,445	$(2,506,548)	$67,434,068
Residential credit
Credit risk transfer	$707,169	$1,608	$(3,581)	$705,196	$49,819	$(100)	$754,915
Non-QM	172,368	35	(1,724)	170,679	2,694	(8,481)	164,892
Prime (2)	1,881,111	27,484	(10,416)	100,039	2,857	(779)	102,117
SBC	253,045	12	(11,624)	241,433	3,632	(11,493)	233,572
NPL/RPL	702,720	4,540	(21,897)	685,363	3,168	(6,091)	682,440
RTL	151,100	—	(134)	150,966	1,030	(144)	151,852
Prime jumbo (>=2010 vintage) (3)	10,334,669	84,431	(30,385)	146,285	17,072	(5,044)	158,313
Total residential credit securities	$14,202,182	$118,110	$(79,761)	$2,199,961	$80,272	$(32,132)	$2,248,101
Total residential securities	$109,136,371	$2,471,650	$(1,270,077)	$71,985,132	$235,717	$(2,538,680)	$69,682,169
Commercial
Commercial securities	$74,151	$193	$—	$74,344	$38	$(104)	$74,278
Total securities	$109,210,522	$2,471,843	$(1,270,077)	$72,059,476	$235,755	$(2,538,784)	$69,756,447

(1) Principal/Notional amount includes $35.0 billion and $22.9 billion of Agency Multifamily interest-only securities as of December 31, 2025 and December 31, 2024, respectively.
(2) Principal/Notional amount includes $2.2 billion and $1.8 billion of Prime interest-only securities as of December 31, 2025 and December 31, 2024, respectively.
(3) Principal/Notional amount includes $11.7 billion and $10.2 billion of Prime Jumbo interest-only securities as of December 31, 2025 and December 31, 2024, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The following table presents the Company’s Agency mortgage-backed securities portfolio by issuing Agency at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Investment Type	(dollars in thousands)
Fannie Mae	$85,506,672	$63,211,517
Freddie Mac	3,970,920	4,115,085
Ginnie Mae	151,062	107,466
Total	$89,628,654	$67,434,068

Actual maturities of the Company’s Residential Securities are generally shorter than stated contractual maturities because actual maturities of the portfolio are affected by periodic payments and prepayments of principal on the underlying mortgages.
The following table summarizes the Company’s Residential Securities at December 31, 2025 and 2024, according to their estimated weighted average life classifications:

	December 31, 2025		December 31, 2024
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Estimated weighted average life	(dollars in thousands)
Less than one year	$308,818	$306,718	$407,856	$408,090
Greater than one year through five years	6,308,008	6,229,244	1,308,898	1,325,093
Greater than five years through ten years	83,402,554	83,180,354	66,027,670	68,242,391
Greater than ten years	1,268,250	1,247,461	1,937,745	2,009,558
Total	$91,287,630	$90,963,777	$69,682,169	$71,985,132

The estimated weighted average lives of the Residential Securities at December 31, 2025 and 2024 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Residential Securities could be longer or shorter than projected.
The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities, accounted for as available-for-sale where the fair value option has not been elected, by length of time that such securities have been in a continuous unrealized loss position at December 31, 2025 and 2024.

	December 31, 2025			December 31, 2024
	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)
	(dollars in thousands)
Less than 12 months	$2,942	$(168)	1	$49,820	$(1,477)	34
12 Months or more	6,307,396	(494,102)	1,268	8,054,162	(1,020,427)	1,377
Total	$6,310,338	$(494,270)	1,269	$8,103,982	$(1,021,904)	1,411

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
During the years ended December 31, 2025 and 2024, the Company disposed of $15.0 billion and $21.4 billion amortized cost basis of Residential Securities, respectively. The following table presents the Company’s net gains (losses) from the disposal of Residential Securities for the years ended December 31, 2025 and 2024, which is included in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss).

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)
For the year ended	(dollars in thousands)
December 31, 2025	$139,219	$(238,863)	$(99,644)
December 31, 2024	$90,968	$(977,010)	$(886,042)

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
Excluding loans transferred or pledged to securitization vehicles, as of December 31, 2025 and 2024, the Company had $5.0 billion and $3.5 billion, respectively, of loans for which the fair value option was elected. If the Company intends to sell or securitize the loans and the securitization vehicle is not expected to be consolidated, the loans are classified as held for sale. Any origination fees and costs or purchase premiums or discounts are deferred and recognized upon sale. The Company determines the fair value of loans held for sale on an individual loan basis. The carrying value of the Company’s residential loans held for sale was $37.1 million and $10.0 million at December 31, 2025 and 2024, respectively.
The following table presents the activity of the Company’s loan investments, excluding loans transferred or pledged to securitization vehicles, for the year ended December 31, 2025:

Residential Loans
(dollars in thousands)
Beginning balance January 1, 2025	$3,546,902
Purchases / originations / draws (1)	18,940,370
Sales and transfers (2)	(17,171,658)
Principal payments	(290,110)
Gains / (losses)	17,314
(Amortization) / accretion	(22,034)
Ending balance December 31, 2025	$5,020,784

(1) Includes residential loans acquired from exercise of optional redemption provisions of securitization vehicles with a carrying value of $577.3 million during the year ended December 31, 2025.
(2) Includes transfer of residential loans to securitization vehicles with a carrying value of $15.8 billion during the year ended December 31, 2025.

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
The following table presents the fair value and the unpaid principal balances of the residential mortgage loan portfolio, including loans transferred or pledged to securitization vehicles, at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
	(dollars in thousands)
Fair value	$37,088,217	$25,520,090
Unpaid principal balance	$37,033,580	$26,297,725

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The following table provides information regarding the line items and amounts recognized in the Consolidated Statements of Comprehensive Income (Loss) for December 31, 2025 and 2024 for these investments:

	For the Years Ended
	December 31, 2025	December 31, 2024
	(dollars in thousands)
Interest income	$1,950,070	$1,282,941
Net gains (losses) on disposal of investments (1)	(64,597)	(10,761)
Net unrealized gains (losses) on instruments measured at fair value through earnings (1)	541,365	(15,333)
Total included in net income (loss)	$2,426,838	$1,256,847

(1) These amounts are presented in the line item Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (loss).
The following table provides the geographic concentrations based on the unpaid principal balances at December 31, 2025 and 2024 for the residential mortgage loans, including loans transferred or pledged to securitization vehicles:

Geographic Concentrations of Residential Mortgage Loans
December 31, 2025		December 31, 2024
Property location	% of Balance	Property location	% of Balance
California	39.2%	California	39.5%
New York	11.3%	New York	10.9%
Florida	8.7%	Florida	10.1%
Texas	5.3%	Texas	5.4%
All other (none individually greater than 5%)	35.5%	All other (none individually greater than 5%)	34.1%
Total	100.0%		100.0%

The following table provides additional data on the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, at December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Portfolio Range	Portfolio Weighted Average	Portfolio Range	Portfolio Weighted Average
	(dollars in thousands)
Unpaid principal balance	$1 - $4,396	$459	$1 - $4,396	$471
Interest rate	2.00% - 18.00%	6.67%	2.00% - 18.00%	6.43%
Maturity	11/1/2029 - 1/1/2066	1/3/2054	7/1/2029 - 12/1/2064	2/3/2053
FICO score at loan origination	549 - 850	761	549 - 850	758
Loan-to-value ratio at loan origination	1% - 100%	67%	2% - 100%	68%
At December 31, 2025 and 2024, approximately 13% and 16%, respectively, of the carrying value of the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, were adjustable-rate. At December 31, 2025, the aggregate fair value and unpaid principal balance of loans ninety days or more past due and in nonaccrual status was $446.0 million (of which $405.8 million has been securitized), and $451.5 million, respectively. The non-accrual balances represent approximately 1% of the total loan portfolio. The weighted average loan-to-value ratio at loan origination for loans in non-accrual status was 73%. The recorded investment of residential mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to the requirements of the applicable jurisdiction was $198.3 million at December 31, 2025.

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
The following table presents activity related to MSR for the years ended December 31, 2025 and 2024:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

Mortgage Servicing Rights	December 31, 2025	December 31, 2024
	(dollars in thousands)
Fair value, beginning of period	$2,909,134	$2,122,196
Purchases (1)	905,607	863,113
Transfers	28,072	—
Sales	—	(69,703)
Change in fair value due to
Changes in valuation inputs or assumptions (2)	28,281	162,011
Other changes, including realization of expected cash flows	(225,229)	(168,483)
Fair value, end of period	$3,645,865	$2,909,134

(1) Includes adjustments to original purchase price from early payoffs, defaults, or loans that were delivered but were deemed to not be acceptable.
(2) Principally represents changes in discount rates and prepayment speed inputs used in valuation model, primarily due to changes in interest rates.

8. VARIABLE INTEREST ENTITIES

The Company’s exposure to the obligations of its VIEs is generally limited to the Company’s investment in the VIEs of $3.3 billion at December 31, 2025. Assets of the VIEs may only be used to settle obligations of the VIEs. Creditors of the VIEs generally have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the VIEs. No gains or losses were recognized upon consolidation of existing VIEs. Interest income and expense are recognized using the effective interest method.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

Securitization	Date of Closing	Face Value at Closing
		(dollars in thousands)
OBX 2025-NQM1	January 2025	$618,433
OBX 2025-NQM2	February 2025	$719,218
OBX 2025-NQM3	February 2025	$577,442
OBX 2025-NQM4	March 2025	$625,807
OBX 2025-HE1	March 2025	$216,455
OBX 2025-NQM5	March 2025	$334,879
OBX 2025-NQM6	April 2025	$553,236
OBX 2025-NQM7	April 2025	$572,441
OBX 2025-J1	May 2025	$325,702
OBX 2025-NQM8	May 2025	$595,560
OBX 2025-NQM9	May 2025	$275,711
OBX 2025-NQM10	June 2025	$623,602
OBX 2025-NQM11	June 2025	$650,072
OBX 2025-NQM12	July 2025	$274,468
OBX 2025-NQM13	July 2025	$662,708
OBX 2025-NQM14	August 2025	$701,027
OBX 2025-NQM15	August 2025	$697,303
OBX 2025-HE2	August 2025	$216,324
OBX 2025-J2	September 2025	$304,395
OBX 2025-NQM16	September 2025	$708,473
OBX 2025-NQM17	September 2025	$298,662
OBX 2025-NQM18	October 2025	$743,151
OBX 2025-J3	October 2025	$359,416
OBX 2025-NQM19	October 2025	$707,185
OBX 2025-NQM20	November 2025	$739,489
OBX 2025-NQM21	November 2025	$742,051
OBX 2025-NQM22	November 2025	$438,642
OBX 2025-R1	December 2025	$407,935
OBX 2025-NQM23	December 2025	$502,809
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
As of December 31, 2025 and 2024, a total carrying value of $28.7 billion and $19.5 billion, respectively, of bonds were held by third parties and the Company retained $3.2 billion and $2.3 billion, respectively, of MBS, which were eliminated in consolidation. The contractual principal amount of the OBX Trusts’ debt held by third parties was $29.0 billion and $20.5 billion at December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, the Company recorded ($368.9) million and $3.5 million, respectively, of unrealized gains (losses) on debt held by third parties, which is reported in Net gains (losses) on investments and other in the Company's Consolidated Statements of Comprehensive Income (Loss).
During the year ended December 31, 2025, the Company exercised its optional redemption on OBX 2022-NQM8 in September 2025, OBX 2019-EXP1 in October 2025 and OBX 2022-NQM9 in December 2025. In each instance the Company liquidated the securitization trusts. Upon deconsolidation, there was a net ($0.4) million loss recognized in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
Structured Repurchase Transaction
The Company pledged securities retained from its OBX Trusts to a structured repurchase transaction, OBX 2025-SR1, to diversify its financing sources. The OBX 2025-SR1 Trust is deemed to be a VIE because the entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support. The Company is deemed to be the primary beneficiary and consolidates the OBX 2025-SR1 Trust because it has power to direct the activities that most significantly impact the OBX Trusts’ performance and holds a variable interest that could be potentially significant to these VIEs. The securities issued by the OBX 2025-SR1 Trust are recognized as Debt issued by securitization vehicles in the Consolidated Statements of Financial Condition with changes in fair value recognized in the Consolidated Statements of Comprehensive Income (Loss). The changes in the estimated fair value are presented within Net gains (losses) on investments and other. This transaction provides recourse to the Company and two of its subsidiaries for their obligations as sellers under repurchase agreements.
During the years ended December 31, 2025 and 2024, the Company incurred $27.8 million and $20.3 million, respectively, of costs in connection with OBX Trust and structured repurchase transaction securitizations that were expensed as incurred.
Residential Credit Fund
The Company manages a fund investing in participations in residential mortgage loans and mortgage-backed securities. The residential credit fund is deemed to be a VIE because the entity does not have sufficient equity at risk to permit the legal entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders, as capital commitments are not considered equity at risk. The Company is not the primary beneficiary and does not consolidate the residential credit fund as its only interest in the fund is the management and performance fees that it earns, which are not considered variable interests in the entity. As of December 31, 2025 and 2024 the Company had outstanding participations issued in residential mortgage loans of $1.9 billion and $1.2 billion, respectively. These transfers do not meet the criteria for sale accounting and are accounted for as secured borrowings, thus the residential loans are reported as Loans, net and the associated liability is reported as Participations issued in the Consolidated Statements of Financial Condition. The Company elected the fair value option for participations issued with changes in fair value reflected in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss) to more accurately reflect the economics of the transfers as the underlying loans are carried at fair value through earnings.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. In accordance with a clearing organization’s rulebook, the Company presents the fair value of centrally cleared interest rate swaps net of variation margin pledged or received under such transactions. At December 31, 2025 and 2024, ($2.0) billion and ($3.3) billion, respectively, of variation margin was reported as an adjustment to interest rate swaps, at fair value. Initial margin is reported in Cash and cash equivalents in the Consolidated Statements of Financial Condition.
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
Futures Contracts – Futures contracts are derivatives that track the prices of specific assets or benchmark rates. Short sales of futures contracts help to mitigate the potential impact of changes in interest rates on the portfolio performance. The Company maintains margin accounts which are settled daily with Futures Commission Merchants (“FCMs”). The margin requirement varies based on the market value of the open positions and the equity retained in the account. Futures contracts are fair valued based on the pricing provided by the Chicago Mercantile Exchange (“CME”).
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
The following table summarizes fair value information about the Company’s derivative assets and liabilities at December 31, 2025 and 2024:

Derivatives Instruments	December 31, 2025	December 31, 2024
Assets	(dollars in thousands)
Interest rate swaps	$7,372	$21,226
Interest rate swaptions	11,063	—
TBA derivatives	17,648	8,635
Futures contracts	71,065	190,980
Purchase commitments	8,385	4,510
Total derivative assets	$115,533	$225,351
Liabilities
Interest rate swaps	$16,385	$7,212
Interest rate swaptions	11,931	—
TBA derivatives	13,163	30,539
Futures contracts	6,644	16,650
Purchase commitments	5,632	5,185
Total derivative liabilities	$53,755	$59,586

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The following tables summarize certain characteristics of the Company’s interest rate swaps at December 31, 2025 and 2024:

December 31, 2025
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$29,577,637	3.55%	3.88%	1.36
3 - 6 years	14,646,904	2.67%	3.99%	4.54
6 - 10 years	17,018,427	3.03%	3.90%	7.25
Greater than 10 years	1,949,430	3.34%	3.92%	22.02
Total / Weighted average	$63,192,398	3.15%	3.92%	4.23

December 31, 2024
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$30,411,229	3.49%	4.48%	1.14
3 - 6 years	12,764,021	3.15%	4.50%	4.27
6 - 10 years	21,318,937	2.55%	4.53%	7.63
Greater than 10 years	1,559,384	3.40%	4.41%	23.25
Total / Weighted average	$66,053,571	3.11%	4.50%	4.36

(1) As of December 31, 2025, 98% and 2% of the Company’s interest rate swaps were linked to SOFR and the Federal funds rate, respectively. As of December 31, 2024, 95% and 5% of the Company’s interest rate swaps were linked to SOFR and the Federal funds rate, respectively.
(2) As of December 31, 2025, notional amount includes $1.5 billion forward starting swaps. There were no forward starting swaps at December 31, 2024.
(3) The weighted average years to maturity of payer interest rate swaps is offset by the weighted average years to maturity of receiver interest rate swaps. As such, the net weighted average years to maturity for each maturity bucket may fall outside of the range listed.

The following table summarizes certain characteristics of the Company’s swaptions at December 31, 2025. There were no swaption contracts outstanding at December 31, 2024:

December 31, 2025
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long receive	$830,000	3.54%	SOFR	7.94	11.25
Short receive	($1,800,000)	3.23%	SOFR	3.94	11.25

The following tables summarize certain characteristics of the Company’s TBA derivatives at December 31, 2025 and 2024:

December 31, 2025
Purchase and Sale Contracts for TBA Derivatives	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$3,861,000	$3,805,867	$3,814,118	$8,251
Sale contracts	(534,000)	(553,266)	(557,032)	(3,766)
Net TBA derivatives	$3,327,000	$3,252,601	$3,257,086	$4,485

December 31, 2024
Purchase and Sale Contracts for TBA Derivatives	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$4,237,000	$4,239,001	$4,209,341	$(29,660)
Sale contracts	(1,120,000)	(1,080,943)	(1,073,187)	7,756
Net TBA derivatives	$3,117,000	$3,158,058	$3,136,154	$(21,904)

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The following tables summarize certain characteristics of the Company’s futures derivatives at December 31, 2025 and 2024:

December 31, 2025
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
2-year swap equivalent SOFR contracts	$500,000	$(500,000)	2.00
U.S. Treasury futures - 2 year	—	(3,658,000)	1.90
U.S. Treasury futures - 5 year	1,973,200	—	4.40
U.S. Treasury futures - 10 year and greater	—	(12,399,900)	11.33
Total	$2,473,200	$(16,557,900)	8.31

December 31, 2024
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	$6,511,600	$—	1.98
U.S. Treasury futures - 5 year	1,960,500	—	4.40
U.S. Treasury futures - 10 year and greater	—	(9,840,500)	11.05
Total	$8,472,100	$(9,840,500)	7.11

The Company presents derivative contracts on a gross basis in the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.
The following tables present information about derivative assets and liabilities that are subject to such provisions and can be offset in the Company’s Consolidated Statements of Financial Condition at December 31, 2025 and 2024, respectively.

December 31, 2025
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$7,372	$(2,295)	$—	$5,077
Interest rate swaptions, at fair value	11,063	(11,063)	—	—
TBA derivatives, at fair value	17,648	(6,603)	(8,760)	2,285
Futures contracts, at fair value	71,065	(6,644)	—	64,421
Purchase commitments	8,385	—	—	8,385
Liabilities
Interest rate swaps, at fair value	$16,385	$(16,385)	$—	$—
Interest rate swaptions, at fair value	11,931	(11,063)	(300)	568
TBA derivatives, at fair value	13,163	(11,942)	—	1,221
Futures contracts, at fair value	6,644	(6,644)	—	—
Purchase commitments	5,632	—	—	5,632

December 31, 2024
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$21,226	$(8,138)	$—	$13,088
TBA derivatives, at fair value	8,635	(879)	(929)	6,827
Futures contracts, at fair value	190,980	(16,650)	—	174,330
Purchase commitments	4,510	—	—	4,510
Liabilities
Interest rate swaps, at fair value	$7,212	$(7,212)	$—	$—
TBA derivatives, at fair value	30,539	(19,495)	—	11,044
Futures contracts, at fair value	16,650	(16,650)	—	—
Purchase commitments	5,185	—	—	5,185

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The effect of interest rate swaps in the Consolidated Statements of Comprehensive Income (Loss) is as follows:

Location on Consolidated Statements of Comprehensive Income (Loss)
	Net Interest Component of Interest Rate Swaps (1)	Realized Gains (Losses) on Termination of Interest Rate Swaps (1)	Unrealized Gains (Losses) on Interest Rate Swaps (1)
For the years ended	(dollars in thousands)
December 31, 2025	$716,480	$(76,980)	$(1,356,274)
December 31, 2024	$1,202,907	$(60,489)	$1,001,988
December 31, 2023	$1,585,053	$(74,757)	$(815,630)
(1) Included in Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss).

The effect of other derivative contracts in the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Year Ended December 31, 2025
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$109,274	$26,390	$135,664
Net interest rate swaptions	(9,230)	(748)	(9,978)
Futures (1)	(509,593)	(109,908)	(619,501)
Purchase commitments	—	3,428	3,428
Total			$(490,387)

(1) For the year ended December 31, 2025, includes $13.2 million of realized gain and $0.3 million of unrealized gain related to interest rate futures and options other than treasury futures.

Year Ended December 31, 2024
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$(13,220)	$(3,524)	$(16,744)
Net interest rate swaptions	(37,401)	(68,482)	(105,883)
Futures (1)	(96,667)	354,164	257,497
Purchase commitments	—	(9,975)	(9,975)
Total			$124,895

(1) For the year ended December 31, 2024, includes $28.7 million of realized gain related to interest rate futures and options other than treasury futures.
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
Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features were in a net asset position at December 31, 2025.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

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
Residential Securities, residential mortgage loans, interest rate swap, swaption and TBA derivative markets are considered to be active markets such that participants transact with sufficient frequency and volume to provide transparent pricing information on an ongoing basis. The liquidity of the Residential Securities, residential mortgage loans, interest rate swaps, swaptions and TBA derivatives markets and the similarity of the Company’s securities to those actively traded enable the Company to observe quoted prices in the market and utilize those prices as a basis for formulating fair value measurements. Consequently, the Company has classified Residential Securities, residential mortgage loans, interest rate swaps, swaptions and TBA derivatives as Level 2 inputs in the fair value hierarchy.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The following tables present the estimated fair values of financial instruments and MSR measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024. There were no transfers between levels of the fair value hierarchy during the periods presented.

December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$89,628,654	$—	$89,628,654
Credit risk transfer securities	—	213,800	—	213,800
Non-Agency mortgage-backed securities	—	1,445,176	—	1,445,176
Loans
Residential mortgage loans	—	5,020,784	—	5,020,784
Mortgage servicing rights	—	—	3,645,865	3,645,865
Interests in MSR	—	—	28,626	28,626
Assets transferred or pledged to securitization vehicles	—	32,067,433	—	32,067,433
Derivative assets
Interest rate swaps	—	7,372	—	7,372
Other derivatives	71,065	37,096	—	108,161
Total assets	$71,065	$128,420,315	$3,674,491	$132,165,871
Liabilities
Debt issued by securitization vehicles	$—	$28,918,753	$—	$28,918,753
Participations issued	—	1,932,655	—	1,932,655
U.S. Treasury securities sold, not yet purchased	2,396,724	—	—	2,396,724
Derivative liabilities
Interest rate swaps	—	16,385	—	16,385
Other derivatives	6,644	30,726	—	37,370
Total liabilities	$2,403,368	$30,898,519	$—	$33,301,887

December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$67,434,068	$—	$67,434,068
Credit risk transfer securities	—	754,915	—	754,915
Non-Agency mortgage-backed securities	—	1,493,186	—	1,493,186
Commercial mortgage-backed securities	—	74,278	—	74,278
Loans
Residential mortgage loans	—	3,546,902	—	3,546,902
Mortgage servicing rights	—	—	2,909,134	2,909,134
Assets transferred or pledged to securitization vehicles	—	21,973,188	—	21,973,188
Derivative assets
Interest rate swaps	—	21,226	—	21,226
Other derivatives	190,980	13,145	—	204,125
Total assets	$190,980	$95,310,908	$2,909,134	$98,411,022
Liabilities
Debt issued by securitization vehicles	$—	$19,540,678	$—	$19,540,678
Participations issued	—	1,154,816	—	1,154,816
U.S. Treasury securities sold, not yet purchased	2,470,629	—	—	2,470,629
Derivative liabilities
Interest rate swaps	—	7,212	—	7,212
Other derivatives	16,650	35,724	—	52,374
Total liabilities	$2,487,279	$20,738,430	$—	$23,225,709

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

Unobservable Input (1)	Range (Weighted Average) (2)
	December 31, 2025	December 31, 2024
Discount rate	4.7% - 12.0% (7.9%)	7.4% - 12.4% (8.4%)
Prepayment rate	4.6% - 22.8% (5.8%)	4.7% - 17.2% (5.6%)
Delinquency rate	0.2% - 3.7% (1.1%)	0.2% - 4.1% (1.3%)
Cost to service	$68 - $93 ($82)	$83 - $99 ($87)
(1) Represents rates, estimates and assumptions that the Company believes would be used by market participants when valuing these assets.
(2) Weighted average discount rate computed based on the fair value of MSR, weighted average prepayment rate, delinquency rate and cost to service based on unpaid principal balances of loans underlying the MSR.

The following table summarizes the estimated fair values for financial assets and liabilities that are not carried at fair value at December 31, 2025 and 2024.

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets	(dollars in thousands)
Reverse repurchase agreements	$34,389	$34,389	$—	$—
Financial liabilities
Repurchase agreements	$81,865,723	$81,865,723	$65,688,923	$65,688,923
Other secured financing	1,075,000	1,075,000	750,000	750,000
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
The following table presents the activity of finite lived intangible assets for the year ended December 31, 2025.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

Intangible Assets, net
(dollars in thousands)
Beginning balance January 1, 2025	$9,416
Less: amortization expense	(2,690)
Ending balance December 31, 2025	$6,726

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
The Company had outstanding $81.9 billion and $65.7 billion of repurchase agreements with weighted average remaining maturities of 35 days and 32 days and weighted average rates of 4.02% and 4.76% at December 31, 2025 and 2024, respectively. In connection with its residential mortgage loans, the Company had select arrangements with counterparties to enter into repurchase agreements for $4.8 billion with remaining capacity of $2.5 billion at December 31, 2025.
At December 31, 2025 and 2024, the repurchase agreements had the following remaining maturities and collateral types:

December 31, 2025
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—
2 to 29 days	43,487,076	96,162	1,371,672	—	—	44,954,910
30 to 59 days	31,834,906	—	376,364	519,921	—	32,731,191
60 to 89 days	3,969,641	—	655,204	—	—	4,624,845
90 to 119 days	—	—	18,763	165,305	—	184,068
Over 119 days (1)	—	—	275,341	1,532,712	—	1,808,053
Total	$79,291,623	$96,162	$2,697,344	$2,217,938	$—	$84,303,067
Amounts offset in accordance with netting arrangements						(2,437,344)
Net amounts of Repurchase agreements as presented in the Consolidated Statements of Financial Condition						$81,865,723

December 31, 2024
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—
2 to 29 days	28,603,831	405,341	861,271	—	66,010	29,936,453
30 to 59 days	34,496,443	116,087	682,037	251,357	—	35,545,924
60 to 89 days	692,255	47,583	545,684	—	—	1,285,522
90 to 119 days	2,085	—	60,383	—	—	62,468
Over 119 days (1)	—	—	332,040	1,139,604	—	1,471,644
Total	$63,794,614	$569,011	$2,481,415	$1,390,961	$66,010	$68,302,011
Amounts offset in accordance with netting arrangements						(2,613,088)
Net amounts of Repurchase agreements as presented in the Consolidated Statements of Financial Condition						$65,688,923

(1) Less than 1% of the total repurchase agreements had a remaining maturity over 1 year at December 31, 2025 and December 31, 2024.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition at December 31, 2025 and 2024. Refer to the “Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

	December 31, 2025		December 31, 2024
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross amounts	$2,471,733	$84,303,067	$2,613,088	$68,302,011
Amounts offset	(2,437,344)	(2,437,344)	(2,613,088)	(2,613,088)
Netted amounts	$34,389	$81,865,723	$—	$65,688,923

The fair value of collateral received in connection with reverse repurchase agreements as of December 31, 2025 was $2.5 billion, of which the Company sold $2.4 billion. The fair value of collateral received in connection with reverse repurchase agreements as of December 31, 2024 was $2.6 billion, of which the Company sold $2.5 billion. The amount of collateral sold is reported at fair value in the Company’s Consolidated Statements of Financial Condition as U.S. Treasury securities sold, not yet purchased.

Other Secured Financing - As of December 31, 2025, the Company had $2.2 billion in total committed credit facilities to finance a portion of its MSR portfolio. Outstanding borrowings under these facilities as of December 31, 2025 totaled $1.1 billion with maturities ranging between one to two years. As of December 31, 2024, the Company had $1.6 billion in total committed credit facilities to finance a portion of its MSR portfolio. Outstanding borrowings under these facilities as of December 31, 2024 totaled $750.0 million with maturities ranging between one month to two years. The weighted average interest rate of the borrowings was 6.44% and 7.21% as of December 31, 2025 and 2024, respectively. Borrowings are reported in Other secured financing in the Company’s Consolidated Statements of Financial Condition.
Investments pledged as collateral under secured financing arrangements and interest rate swaps, excluding residential mortgage loans of consolidated VIEs, had an estimated fair value and accrued interest of $89.0 billion and $404.1 million, respectively, at December 31, 2025 and $71.8 billion and $332.7 million, respectively, at December 31, 2024.

13. CAPITAL STOCK

(A)    Common Stock
The following table provides a summary of the Company’s common shares authorized, and issued and outstanding at December 31, 2025 and 2024.

	Shares authorized		Shares issued and outstanding
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024	Par Value
Common stock	1,456,750,000	1,468,250,000	706,972,452	578,357,118	$0.01
In January 2022, the Company announced that its Board authorized the repurchase of up to $1.5 billion of its outstanding shares of common stock through December 31, 2024 (the “Prior Common Stock Repurchase Program”). In January 2025, the Company announced that its Board authorized the repurchase of up to $1.5 billion of its outstanding shares of common stock through December 31, 2029 (the “Current Common Stock Repurchase Program”). The Current Common Stock Repurchase Program replaced the Prior Common Stock Repurchase Program. During the years ended December 31, 2025 and 2024, no shares were repurchased under the Current Common Stock Repurchase Program or the Prior Common Stock Repurchase Program, respectively.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
On August 6, 2020, the Company entered into separate Amended and Restated Distribution Agency Agreements (as amended by Amendment No. 1 to the Amended and Restated Distribution Agency Agreements on August 6, 2021, and Amendment No. 2 to the Amended and Restated Distribution Agency Agreements on November 3, 2022, collectively, the “2020 Sales Agreements”) with each of Barclays Capital Inc., BofA Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC (collectively, the “2020 Sales Agents”). Pursuant to the 2020 Sales Agreements, the Company offered and sold shares of its common stock, having an aggregate offering price of up to $1.5 billion, from time to time through any of the Prior Sales Agents (the “2020 At-the-Market Sales Program”).
On September 20, 2024, the Company entered into separate Distribution Agency Agreements (collectively, the “2024 Sales Agreements”) with each of Barclays Capital Inc., BNP Paribas Securities Corp., BofA Securities, Inc., Citizens JMP Securities, LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., Morgan Stanley & Co., LLC, RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC (collectively, the “2024 Sales Agents”), which terminated and replaced the 2020 Sales Agreements. Under the terms of the 2024 Sales Agreements, the Company offered and sold shares of its common stock, having an aggregate offering price of up to $1.5 billion, from time to time through any of the 2024 Sales Agents (the “2024 At-The-Market Sales Program”).
On May 8, 2025, the Company entered into separate Distribution Agency Agreements (collectively, the “Prior Sales Agreements”) with each of Barclays Capital Inc., BNP Paribas Securities Corp., BofA Securities, Inc., BTIG, LLC, Citizens JMP Securities, LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., Morgan Stanley & Co., LLC, Piper Sandler & Co., RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC (the “Sales Agents”), which terminated and replaced the 2024 Sales Agreements. Under the terms of the Prior Sales Agreements, the Company offered and sold shares of its common stock, having an aggregate offering price of up to $2.0 billion, from time to time through any of the Sales Agents (the "Prior At-The-Market Sales Program").
On December 22, 2025, the Company entered into separate Distribution Agency Agreements (collectively, the “Sales Agreements”) with each of the Sales Agents, which terminated and replaced the Prior Sales Agreements. Under the terms of the Sales Agreements, the Company may offer and sell shares of its common stock, having an aggregate offering price of up to $2.5 billion, from time to time through any of the Sales Agents (the "Current At-The-Market Sales Program" and, together with the 2020 At-The-Market Sales Program, the 2024 At-The-Market Sales Program and the Prior At-The-Market Sales Program, the "at-the-market sales program").
During the year ended December 31, 2025, under the at-the-market sales program, the Company issued 127.9 million shares for proceeds of $2.6 billion, net of commissions and fees. During the year ended December 31, 2024, under the at-the-market sales program, the Company issued 77.9 million shares for proceeds of $1.6 billion, net of commissions and fees.
(B)    Preferred Stock
The following is a summary of the Company’s cumulative redeemable preferred stock outstanding at December 31, 2025 and 2024. In the event of a liquidation or dissolution of the Company, the Company’s then outstanding preferred stock takes precedence over the Company’s common stock with respect to payment of dividends and the distribution of assets.

	Shares Authorized		Shares Issued And Outstanding		Carrying Value		Contractual Rate	Earliest Redemption Date (1)	Effective Date of Floating Rate Dividend Period	Floating Annual Rate (2)
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Fixed-rate		(dollars in thousands)
Series J	11,500,000	—	11,000,000	—	265,911	—	8.875%	9/30/2030	NA	NA
Fixed-to-floating rate
Series F	28,800,000	28,800,000	28,800,000	28,800,000	696,910	696,910	6.95%	9/30/2022	9/30/2022	3M Term SOFR + 4.993%
Series G	17,000,000	17,000,000	17,000,000	17,000,000	411,335	411,335	6.50%	3/31/2023	3/31/2023	3M Term SOFR + 4.172%
Series I	17,700,000	17,700,000	17,700,000	17,700,000	428,324	428,324	6.75%	6/30/2024	6/30/2024	3M Term SOFR + 4.989%
Subtotal	63,500,000	63,500,000	63,500,000	63,500,000	1,536,569	1,536,569
Total	75,000,000	63,500,000	74,500,000	63,500,000	$1,802,480	$1,536,569

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus accrued and unpaid dividends through their redemption date. Through December 31, 2025, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
The Series F Fixed-to-Floating Rate Cumulative Preferred Stock, Series G Fixed-to-Floating Rate Cumulative Preferred Stock, Series I Fixed-to-Floating Rate Cumulative Preferred Stock and Series J Fixed-Rate Cumulative Preferred Stock rank senior to the common stock of the Company.
During the year ended December 31, 2025, the Company issued 11,000,000 shares of its 8.875% Series J Preferred Stock, which included the exercise by the underwriters of their option to purchase an additional 1,000,000 shares of Series J Preferred Stock solely to cover over-allotments, for gross proceeds of $275 million before deducting the underwriting discount and other estimated offering expenses.
On November 3, 2022, the Board approved a repurchase plan for all of its existing outstanding Preferred Stock (as defined below, the “Prior Preferred Stock Repurchase Program”). Under the terms of the Prior Preferred Stock Repurchase Program plan, the Company is authorized to repurchase up to an aggregate of 63,500,000 shares of Preferred Stock, comprised of up to (i) 28,800,000 shares of its 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), (ii) 17,000,000 shares of its 6.50% Series G Fixed-to Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series G Preferred Stock”), and (iii) 17,700,000 shares of its 6.75% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”, and together with Series F Preferred Stock and Series G Preferred Stock, the “Preferred Stock”). The aggregate liquidation value of the Preferred Stock that may be repurchased by the Company pursuant to the Prior Preferred Stock Repurchase Program, as of November 3, 2022, was approximately $1.6 billion. The Prior Preferred Stock Repurchase Program became effective on November 3, 2022, and expired on December 31, 2024. No shares were repurchased with respect to the Prior Preferred Stock Repurchase Program during the year ended December 31, 2024.
On December 31, 2024, the Board approved a repurchase plan for all of its existing outstanding Preferred Stock (as defined below, the “Current Preferred Stock Repurchase Program”). Under the terms of the Current Preferred Stock Repurchase Program, the Company is authorized to repurchase up to an aggregate of 63,500,000 shares of Preferred Stock, comprised of up to (i) 28,800,000 shares of its Series F Preferred Stock, (ii) 17,000,000 shares of its Series G Preferred Stock, and (iii) 17,700,000 shares of its Series I Preferred Stock. The aggregate liquidation value of the Preferred Stock that may be repurchased by the Company pursuant to the Current Preferred Stock Repurchase Program, as of December 31, 2024, was approximately $1.6 billion. The Current Preferred Stock Repurchase Program replaced the Prior Preferred Stock Repurchase Program. The Current Preferred Stock Repurchase Program became effective on January 1, 2025, and will expire on December 31, 2029. No shares were repurchased with respect to the Current Preferred Stock Repurchase Program during the year ended December 31, 2025.
(C)    Distributions to Stockholders
The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

	For the Years Ended
	December 31, 2025	December 31, 2024
	(dollars in thousands, except per share data)
Dividends and dividend equivalents declared on common stock and share-based awards	$1,853,510	$1,397,733
Distributions declared per common share (1)	$2.80	$2.60
Distributions paid to common stockholders after period end	$494,881	$375,932
Distributions paid per common share after period end	$0.70	$0.65
Date of distributions paid to common stockholders after period end	January 30, 2026	January 31, 2025
Dividends declared to series F preferred stockholders	$68,298	$74,887
Dividends declared per share of series F preferred stock (2)	$2.371	$2.600
Dividends declared to series G preferred stockholders	$37,333	$41,619
Dividends declared per share of series G preferred stock (2)	$2.196	$2.448
Dividends declared to series I preferred stockholders	$42,537	$38,045
Dividends declared per share of series I preferred stock (2)	$2.403	$2.149
Dividends declared to series J preferred stockholders	$9,763	$—
Dividends declared per share of series J preferred stock (2)	$0.888	$—
(1) For the year ended December 31, 2025, 100% of common stock dividend distributions of $2.80 per share declared in calendar year 2025 were taxable as ordinary income. For the year ended December 31, 2024, 100% of common stock dividend distributions of $2.60 per share declared in calendar year 2024 were taxable as ordinary income.
(2) For the years ended December 31, 2025 and 2024, 100% of the preferred stock dividend distributions per share were taxable as ordinary income.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

14. LONG-TERM STOCK INCENTIVE PLAN

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
The Company recognized equity-based compensation expense of $28.0 million for the year ended December 31, 2025. As of December 31, 2025, there was $31.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.79 years.

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

The following table presents the components of the Company’s interest income and interest expense for the years ended December 31, 2025, 2024 and 2023.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

	For the Years Ended December 31,
	2025	2024	2023
Interest income	(dollars in thousands)
Agency securities	$3,725,346	$3,205,862	$2,740,320
Residential credit securities	143,996	203,758	225,266
Residential mortgage loans (1)	1,950,070	1,282,941	703,838
Commercial investment portfolio (1)	1,218	9,857	28,385
Reverse repurchase agreements	138,575	137,616	33,772
Total interest income	$5,959,205	$4,840,034	$3,731,581
Interest expense
Repurchase agreements	$3,276,213	$3,579,837	$3,337,527
Debt issued by securitization vehicles	1,329,073	856,418	443,584
Participations issued	114,641	67,748	50,357
U.S. Treasury securities sold, not yet purchased	103,778	88,235	11,497
Total interest expense	4,823,705	4,592,238	3,842,965
Net interest income	$1,135,500	$247,796	$(111,384)

(1) Includes assets transferred or pledged to securitization vehicles.

16. NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the years ended December 31, 2025, 2024 and 2023.

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(dollars in thousands, except per share data)
Net income (loss)	$2,051,690	$1,011,768	$(1,638,457)
Net income (loss) attributable to noncontrolling interests	24,428	9,862	4,714
Net income (loss) attributable to Annaly	2,027,262	1,001,906	(1,643,171)
Dividends on preferred stock	157,931	154,551	141,676
Net income (loss) available (related) to common stockholders	$1,869,331	$847,355	$(1,784,847)
Weighted average shares of common stock outstanding-basic	639,513,399	521,737,554	494,541,323
Add: Effect of stock awards, if dilutive	1,529,342	1,010,056	—
Weighted average shares of common stock outstanding-diluted	641,042,741	522,747,610	494,541,323
Net income (loss) per share available (related) to common share
Basic	$2.92	$1.62	$(3.61)
Diluted	$2.92	$1.62	$(3.61)
The computations of diluted net income (loss) per share available (related) to common share for the year ended December 31, 2023 excludes 1.9 million shares of potentially dilutive restricted stock units and performance stock units because their effect would have been anti-dilutive. There were no potentially dilutive restricted stock units or performance stock units for the years ended December 31, 2025 and 2024.

17. INCOME TAXES

For the year ended December 31, 2025, the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company will not incur federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements that relate to, among other things, assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. As of December 31, 2025, the Company does not have any unrecognized tax benefits that would affect its financial position. Thus, no accruals for penalties and interest were deemed necessary at December 31, 2025 and 2024.
The state and local tax jurisdictions for which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT and, therefore, the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees as well as certain excise, franchise or business taxes. The Company’s TRSs are subject to federal, state and local taxes. The Company’s federal, state and local tax returns from 2022 and forward remain open for examination.
During the years ended December 31, 2025, 2024 and 2023 the Company recorded ($6.9) million, $15.3 million and $39.4 million, respectively, of income tax expense (benefit) attributable to its TRSs. Income tax expense (benefit) consists of the following:

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(dollars in thousands)
Current Tax Expense (Benefit)
Federal	$(131)	$771	$—
State and local	175	240	28
Total current income tax expense (benefit)	$44	$1,011	$28
Deferred Tax Expense (Benefit)
Federal	$(6,313)	$12,468	$34,480
State and local	(601)	1,781	4,926
Total deferred income tax expense (benefit)	$(6,914)	$14,249	$39,406
Total income tax expense (benefit)	$(6,870)	$15,260	$39,434

The difference between the Company's reported income tax provision and the U.S. federal statutory rate of 21.0% is as follows:

	For the Year Ended
	December 31, 2025
	(dollars in thousands)	Percent
Statutory federal income tax rate	$429,277	21.0%
Non-taxable REIT income	(396,950)	(19.4%)
State and local taxes, net of federal income tax effect (1)	(3,509)	(0.2%)
VIE and Other	(35,688)	(1.7%)
Change in valuation allowance	—	—%
Total provision	$(6,870)	(0.3%)

(1) State and local taxes in New York made up the majority (greater than 50%) of the tax effect in this category.

	For the Years Ended
	December 31, 2024	December 31, 2023
Statutory federal income tax rate	21.0%	21.0%
Non-taxable REIT income	(22.5%)	(25.2%)
State and local taxes	3.0%	3.0%
VIE and Other	—%	(1.3%)
Change in valuation allowance	—%	—%
Total provision	1.5%	(2.5%)

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
During the year ended December 31, 2025, the Company paid $0.7 million of income taxes (net of refunds). Income taxes paid (net of refunds) consists of the following:

For the Year Ended
December 31, 2025
(dollars in thousands)
Federal	183
State and local	492
Total income taxes paid (net of refunds)	$675

As of December 31, 2025, the Company recorded a net deferred tax asset of $89.2 million resulting primarily from net operating loss carryforwards and securitization gains, and a net deferred tax liability of $151.3 million resulting primarily from unrealized gains on MSR, residential mortgage loans, and interest rate swaps, which is included in Other assets and Other liabilities, respectively, in the Consolidated Statements of Financial Condition. As of December 31, 2025, no valuation allowance was established.
As of December 31, 2025, the Company's TRSs had approximately $109.1 million of net operating loss carryforwards for federal income tax purposes which may be available to offset future taxable income, including approximately $7.9 million of net operating loss carryforwards that are subject to an annual limitation under Internal Revenue Code Section 382 and $101.2 million that can be carried forward indefinitely.

18. SEGMENTS

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

The following tables present the reportable operating segments related to the Company’s results of operations for the years ended December 31, 2025, 2024 and 2023:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

December 31, 2025
	Agency	Residential Credit	MSR	Corporate & Other	Consolidated
	(dollars in thousands)
Interest income	$3,860,554	$2,097,433	$—	$1,218	$5,959,205
Interest expense	3,105,686	1,717,154	—	865	4,823,705
Net interest income	754,868	380,279	—	353	1,135,500
Servicing and related income	—	—	579,592	—	579,592
Servicing and related expense	—	—	60,273	—	60,273
Net servicing income	—	—	519,319	—	519,319
Other income (loss)	677,429	11,516	(101,581)	2,266	589,630
Less: Total general and administrative expenses	69,862	65,241	37,545	26,981	199,629
Income (loss) before income taxes	1,362,435	326,554	380,193	(24,362)	2,044,820
Income taxes	494	(27,396)	18,423	1,609	(6,870)
Net income (loss)	1,361,941	353,950	361,770	(25,971)	2,051,690
Less: Net income (loss) attributable to noncontrolling interest	—	24,428	—	—	24,428
Net income (loss) attributable to Annaly	1,361,941	329,522	361,770	(25,971)	2,027,262
Dividends on preferred stock	—	—	—	157,931	157,931
Net income (loss) available (related) to common stockholders	1,361,941	329,522	361,770	(183,902)	1,869,331
Unrealized gains (losses) on available-for-sale securities	386,709	—	—	—	386,709
Reclassification adjustment for net (gains) losses included in net income (loss)	142,407	—	—	—	142,407
Other comprehensive income (loss)	529,116	—	—	—	529,116
Comprehensive income (loss)	1,891,057	353,950	361,770	(25,971)	2,580,806
Comprehensive income (loss) attributable to noncontrolling interests	—	24,428	—	—	24,428
Comprehensive income (loss) attributable to Annaly	$1,891,057	$329,522	$361,770	$(25,971)	$2,556,378
Noncash investing and financing activities:
Receivable for unsettled trades	846	—	185	—	1,031
Payable for unsettled trades	1,938,963	—	120,423	—	2,059,386
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	529,116	—	—	—	529,116
Dividends declared, not yet paid	—	—	—	494,881	494,881
Total assets
Total assets	$91,816,874	$39,310,418	$4,388,619	$93,927	$135,609,838

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

December 31, 2024
	Agency	Residential Credit	MSR	Corporate & Other	Consolidated
	(dollars in thousands)
Interest income	$3,340,101	$1,490,076	$—	$9,857	$4,840,034
Interest expense	3,367,984	1,217,780	—	6,474	4,592,238
Net interest income	(27,883)	272,296	—	3,383	247,796
Servicing and related income	—	—	485,406	—	485,406
Servicing and related expense	—	—	49,469	—	49,469
Net servicing income	—	—	435,937	—	435,937
Other income (loss)	381,691	147,449	(19,330)	4,841	514,651
Less: Total general and administrative expenses	63,854	53,408	34,670	19,424	171,356
Income (loss) before income taxes	289,954	366,337	381,937	(11,200)	1,027,028
Income taxes	2,026	(15,705)	29,108	(169)	15,260
Net income (loss)	287,928	382,042	352,829	(11,031)	1,011,768
Less: Net income (loss) attributable to noncontrolling interest	—	9,862	—	—	9,862
Net income (loss) attributable to Annaly	287,928	372,180	352,829	(11,031)	1,001,906
Dividends on preferred stock	—	—	—	154,551	154,551
Net income (loss) available (related) to common stockholders	287,928	372,180	352,829	(165,582)	847,355
Unrealized gains (losses) on available-for-sale securities	(244,278)	—	—	—	(244,278)
Reclassification adjustment for net (gains) losses included in net income (loss)	561,996	—	—	—	561,996
Other comprehensive income (loss)	317,718	—	—	—	317,718
Comprehensive income (loss)	605,646	382,042	352,829	(11,031)	1,329,486
Comprehensive income (loss) attributable to noncontrolling interests	—	9,862	—	—	9,862
Comprehensive income (loss) attributable to Annaly	$605,646	$372,180	$352,829	$(11,031)	$1,319,624
Noncash investing and financing activities:
Receivable for unsettled trades	2,142,357	—	59,090	—	2,201,447
Payable for unsettled trades	280,515	—	27,767	—	308,282
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	317,718	—	—	—	317,718
Dividends declared, not yet paid	—	—	—	375,932	375,932
Total assets
Total assets	$71,834,543	$28,137,561	$3,406,686	$177,594	$103,556,384

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

December 31, 2023
	Agency	Residential Credit	MSR	Corporate & Other	Consolidated
	(dollars in thousands)
Interest income	$2,772,963	$930,232	$—	$28,386	$3,731,581
Interest expense	3,096,245	728,273	—	18,447	3,842,965
Net interest income	(323,282)	201,959	—	9,939	(111,384)
Servicing and related income	—	—	364,157	—	364,157
Servicing and related expense	—	—	37,652	—	37,652
Net servicing income	—	—	326,505	—	326,505
Other income (loss)	(1,824,323)	171,678	13,975	(12,921)	(1,651,591)
Less: Total general and administrative expenses	58,852	49,021	29,872	24,808	162,553
Income (loss) before income taxes	(2,206,457)	324,616	310,608	(27,790)	(1,599,023)
Income taxes	1,629	17,121	21,070	(386)	39,434
Net income (loss)	(2,208,086)	307,495	289,538	(27,404)	(1,638,457)
Less: Net income (loss) attributable to noncontrolling interest	—	4,714	—	—	4,714
Net income (loss) attributable to Annaly	(2,208,086)	302,781	289,538	(27,404)	(1,643,171)
Dividends on preferred stock	—	—	—	141,676	141,676
Net income (loss) available (related) to common stockholders	(2,208,086)	302,781	289,538	(169,080)	(1,784,847)
Unrealized gains (losses) on available-for-sale securities	580,680	—	—	—	580,680
Reclassification adjustment for net (gains) losses included in net income (loss)	1,792,816	—	—	—	1,792,816
Other comprehensive income (loss)	2,373,496	—	—	—	2,373,496
Comprehensive income (loss)	165,410	307,495	289,538	(27,404)	735,039
Comprehensive income (loss) attributable to noncontrolling interests	—	4,714	—	—	4,714
Comprehensive income (loss) attributable to Annaly	$165,410	$302,781	$289,538	$(27,404)	$730,325
Noncash investing and financing activities:
Receivable for unsettled trades	2,709,398	—	826	—	2,710,224
Payable for unsettled trades	3,232,941	10	16,438	—	3,249,389
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	2,373,496	—	—	—	2,373,496
Dividends declared, not yet paid	—	—	—	325,052	325,052
Total assets
Total assets	$71,167,416	$19,149,003	$2,578,644	$332,173	$93,227,236

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

20. LEASE COMMITMENTS AND CONTINGENCIES

The Company’s operating leases are primarily comprised of corporate office leases with remaining lease terms of approximately two years and sixteen years. The corporate office leases include options to extend for up to five years, however the extension terms were not included in the operating lease liability calculation. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The lease cost for the years ended December 31, 2025, 2024 and 2023 were $5.1 million, $3.3 million, and $3.3 million, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
Supplemental information related to leases as of and for the year ended December 31, 2025 was as follows:

Operating Leases	Classification	December 31, 2025
Assets	(dollars in thousands)
Operating lease right-of-use assets	Other assets	$26,509
Liabilities
Operating lease liabilities (1)	Other liabilities	$33,127
Lease term and discount rate
Weighted average remaining lease term		16.2 years
Weighted average discount rate (1)		7.0%
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$3,149
(1) For the Company’s leases that do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

The following table provides details related to maturities of lease liabilities:

Maturity of Lease Liabilities
Years ended December 31,	(dollars in thousands)
2026	$261
2027	2,503
2028	3,854
2029	3,831
Later years	52,041
Total lease payments	$62,490
Less: imputed interest	29,363
Present value of lease liabilities	$33,127

Contingencies
From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies at December 31, 2025 and 2024.

21. SUBSEQUENT EVENTS

In January 2026, the Company completed and closed two securitizations of residential mortgage loans, OBX 2026-NQM1, with a face value of $847.2 million, and OBX 2026-NQM2, with a face value of $809.1 million. These securitizations represent financing transactions which provided non-recourse financing to the Company collateralized by residential mortgage loans purchased by the Company. Additionally, the Company upsized capacity of an existing credit facility by $100 million for the Company’s residential mortgage loans.
In February 2026, the Company completed and closed one securitization of residential mortgage loans OBX 2026-J1, with a face value of $362.1 million. This securitization represents a financing transaction which provided non-recourse financing to the Company collateralized by residential mortgage loans purchased by the Company. Additionally, the Company upsized capacity of existing credit facilities for the Company’s MSR platform and for the Company’s residential mortgage loans by $100 million and $100 million, respectively.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 12, 2026	By: /s/ David L. Finkelstein
David L. Finkelstein
Chief Executive Officer and Co-Chief Investment Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ David L. Finkelstein David L. Finkelstein	Chief Executive Officer, Co-Chief Investment Officer, and Director (Principal Executive Officer)	February 12, 2026
/s/ Serena Wolfe Serena Wolfe	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 12, 2026
/s/ Thomas Edward Hamilton Thomas Edward Hamilton	Director, Chair of the Board	February 12, 2026
/s/ Kathy Hopinkah Hannan Kathy Hopinkah Hannan	Director	February 12, 2026
/s/ Martin Laguerre Martin Laguerre	Director	February 12, 2026
/s/ Manon Laroche Manon Laroche	Director	February 12, 2026
/s/ Eric A. Reeves Eric A. Reeves	Director	February 12, 2026
/s/ Glenn A. Votek Glenn A. Votek	Director	February 12, 2026
/s/ Scott Wede Scott Wede	Director	February 12, 2026
/s/ Vicki Williams Vicki Williams	Director	February 12, 2026

II-1