Form 10-Q
period 2026-03-31
ANNALY CAPITAL MANAGEMENT INC
filed 2026-04-29
CIK 1043219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  March 31, 2026
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

The number of shares of the registrant’s Common Stock outstanding on April 24, 2026 was 732,776,229.

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

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	Page
Item 1. Financial Statements	1
Consolidated Statements of Financial Condition at March 31, 2026 (Unaudited) and December 31, 2025 (Derived from the audited consolidated financial statements at December 31, 2025)	1
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three months ended March 31, 2026 and 2025	2
Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2026 and 2025	3
Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2026 and 2025	4
Notes to Consolidated Financial Statements (Unaudited)	5
Note 1. Description of Business	5
Note 2. Basis of Presentation	5
Note 3. Significant Accounting Policies	5
Note 4. Financial Instruments	8
Note 5. Securities	8
Note 6. Loans	12
Note 7. Mortgage Servicing Rights	14
Note 8. Variable Interest Entities	14
Note 9. Derivative Instruments	15
Note 10. Fair Value Measurements	20
Note 11. Intangible Assets	23
Note 12. Secured Financing	24
Note 13. Capital Stock	25
Note 14. Interest Income and Interest Expense	28
Note 15. Net Income (Loss) per Common Share	29
Note 16. Income Taxes	29
Note 17. Segments	31
Note 18. Risk Management	32
Note 19. Lease Commitments and Contingencies	33
Note 20. Subsequent Events	34
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Special Note Regarding Forward-Looking Statements	35
Overview	37
Business Environment	37
Results of Operations	39
Financial Condition	51
Capital Management	54
Risk Management	56
Critical Accounting Estimates	66
Glossary of Terms	69
Item 3. Quantitative and Qualitative Disclosures about Market Risk	78
Item 4. Controls and Procedures	78
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	79
Item 1A. Risk Factors	79
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	79
Item 5. Other Information	79
Item 6. Exhibits	79
SIGNATURES	II-1

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands, except per share data)
	March 31,	December 31,
	2026	2025 (1)
	(Unaudited)
Assets
Cash and cash equivalents (includes pledged assets of $1,545,775 and $1,683,059, respectively) (2)	$1,912,444	$2,037,838
Securities (includes pledged assets of $82,509,493 and $82,809,634, respectively) (3)	88,473,681	91,287,630
Loans, net (includes pledged assets of $6,574,278 and $4,590,517, respectively) (4)	7,230,876	5,020,784
Mortgage servicing rights (includes pledged assets of $3,502,859 and $3,541,414, respectively)	4,115,999	3,645,865
Interests in MSR	27,212	28,626
Assets transferred or pledged to securitization vehicles	34,207,738	32,067,433
Derivative assets	395,099	115,533
Reverse repurchase agreements	33,524	34,389
Receivable for unsettled trades	891,293	1,031
Principal and interest receivable	806,484	926,660
Intangible assets, net	6,053	6,726
Other assets	437,188	437,323
Total assets	$138,537,591	$135,609,838
Liabilities and stockholders’ equity
Liabilities
Repurchase agreements	$85,068,102	$81,865,723
Other secured financing	1,125,000	1,075,000
Debt issued by securitization vehicles	30,719,417	28,918,753
Participations issued	2,484,018	1,932,655
U.S. Treasury securities sold, not yet purchased	—	2,396,724
Derivative liabilities	207,369	53,755
Payable for unsettled trades	1,522,750	2,059,386
Interest payable	347,607	380,688
Dividends payable	511,203	494,881
Other liabilities	226,314	272,362
Total liabilities	122,211,780	119,449,927
Stockholders’ equity
Preferred stock, par value $0.01 per share, 75,000,000 authorized, 74,500,000 issued and outstanding	1,802,480	1,802,480
Common stock, par value $0.01 per share, 1,456,750,000 and 1,456,750,000 authorized, 730,290,500 and 706,972,452 issued and outstanding, respectively	7,303	7,070
Additional paid-in capital	28,427,555	27,927,113
Accumulated other comprehensive income (loss)	(533,614)	(488,566)
Accumulated deficit	(13,429,615)	(13,157,325)
Total stockholders’ equity	16,274,109	16,090,772
Noncontrolling interests	51,702	69,139
Total equity	16,325,811	16,159,911
Total liabilities and equity	$138,537,591	$135,609,838

(1)Derived from the audited consolidated financial statements at December 31, 2025.
(2)Includes cash of consolidated Variable Interest Entities (“VIEs”) of $6.3 million and $4.1 million at March 31, 2026 and December 31, 2025, respectively.
(3)Excludes $3.4 billion and $3.1 billion at March 31, 2026 and December 31, 2025, respectively, of non-Agency mortgage-backed securities in consolidated VIEs pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.

(4)Includes $25.2 million and $37.1 million of residential mortgage loans held for sale at March 31, 2026 and December 31, 2025, respectively.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in thousands, except per share data) (Unaudited)
	For The Three Months Ended March 31,
	2026	2025
Net interest income
Interest income	$1,724,930	$1,317,108
Interest expense	1,272,239	1,097,137
Net interest income	452,691	219,971
Net servicing income
Servicing and related income	159,133	140,435
Servicing and related expense	16,580	14,113
Net servicing income	142,553	126,322
Other income (loss)
Net gains (losses) on investments and other	(672,119)	810,812
Net gains (losses) on derivatives	409,112	(977,867)
Other, net	9,323	7,398
Total other income (loss)	(253,684)	(159,657)
General and administrative expenses
Compensation expense	41,384	37,297
Other general and administrative expenses	11,180	10,767
Total general and administrative expenses	52,564	48,064
Income (loss) before income taxes	288,996	138,572
Income taxes	(1,519)	8,267
Net income (loss)	290,515	130,305
Net income (loss) attributable to noncontrolling interests	7,863	6,081
Net income (loss) attributable to Annaly	282,652	124,224
Dividends on preferred stock	40,652	37,157
Net income (loss) available (related) to common stockholders	$242,000	$87,067
Net income (loss) per share available (related) to common stockholders
Basic	$0.33	$0.15
Diluted	$0.33	$0.15
Weighted average number of common shares outstanding
Basic	722,707,153	587,149,704
Diluted	724,364,897	588,420,998
Other comprehensive income (loss)
Net income (loss)	$290,515	$130,305
Unrealized gains (losses) on available-for-sale securities	(45,048)	164,877
Reclassification adjustment for net (gains) losses included in net income (loss)	—	65,403
Other comprehensive income (loss)	(45,048)	230,280
Comprehensive income (loss)	245,467	360,585
Comprehensive income (loss) attributable to noncontrolling interests	7,863	6,081
Comprehensive income (loss) attributable to Annaly	237,604	354,504
Dividends on preferred stock	40,652	37,157
Comprehensive income (loss) attributable to common stockholders	$196,952	$317,347

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars in thousands, except per share data) (Unaudited)
	For The Three Months Ended March 31,
	2026	2025
Preferred stock
Beginning of period	$1,802,480	$1,536,569
End of period	$1,802,480	$1,536,569
Common stock
Beginning of period	$7,070	$5,784
Issuance	223	233
Stock-based award activity	10	6
End of period	$7,303	$6,023
Additional paid-in capital
Beginning of period	$27,927,113	$25,257,716
Issuance	508,126	495,274
Stock-based award activity	(7,684)	(3,522)
End of period	$28,427,555	$25,749,468
Accumulated other comprehensive income (loss)
Beginning of period	$(488,566)	$(1,017,682)
Unrealized gains (losses) on available-for-sale securities	(45,048)	164,877
Reclassification adjustment for net (gains) losses included in net income (loss)	—	65,403
End of period	$(533,614)	$(787,402)
Accumulated deficit
Beginning of period	$(13,157,325)	$(13,173,146)
Net income (loss) attributable to Annaly	282,652	124,224
Dividends declared on preferred stock (1)	(40,652)	(37,157)
Dividends and dividend equivalents declared on common stock and stock-based awards (1)	(514,290)	(423,863)
End of period	$(13,429,615)	$(13,509,942)
Total stockholder’s equity	$16,274,109	$12,994,716
Noncontrolling interests
Beginning of period	$69,139	$87,711
Net income (loss) attributable to noncontrolling interests	7,863	6,081
Equity contributions from (distributions to) noncontrolling interests	(25,300)	(4,000)
End of period	$51,702	$89,792
Total equity	$16,325,811	$13,084,508

(1) Refer to the “Capital Stock” Note for dividends per share for each class of shares.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands) (Unaudited)
	For The Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$290,515	$130,305
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of premiums and discounts of investments, net	102,602	71,249
Amortization of securitized debt premiums and discounts and deferred financing costs	(21,248)	(2,724)
Depreciation, amortization and other noncash expenses	9,623	9,217
Net (gains) losses on investments and derivatives	359,854	358,600
Income (loss) from unconsolidated joint ventures	5,294	4,376
Payments on purchases of loans held for sale	(83,732)	(38,611)
Proceeds from sales and repayments of loans held for sale	90,524	42,072
Proceeds from U.S. Treasury securities	702,110	2,465,677
Payments on U.S. Treasury securities	(3,099,102)	(2,486,009)
Net receipts (payments) on derivatives	182,198	(899,210)
Net change in
Other assets	22,422	(26,196)
Interest receivable	118,815	230,790
Interest payable	(33,081)	17,541
Other liabilities	(48,238)	(33,343)
Net cash provided by (used in) operating activities	(1,401,444)	(156,266)
Cash flows from investing activities
Payments on purchases of securities	(6,233,181)	(4,368,706)
Proceeds from sales of securities	4,148,264	7,337,167
Principal payments on securities	2,625,873	1,672,398
Payments on purchases and origination of loans	(7,200,274)	(3,875,537)
Proceeds from sales of loans	—	378,893
Principal payments on loans	2,763,588	900,695
Payments on purchases of MSR	(500,870)	(387,147)
Proceeds from sales of MSR	—	1,871
Proceeds from reverse repurchase agreements	54,309,040	172,207,075
Payments on reverse repurchase agreements	(54,308,175)	(172,207,075)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	—	3,400
Net cash provided by (used in) investing activities	(4,395,735)	1,663,034
Cash flows from financing activities
Proceeds from repurchase agreements and other secured financing	2,020,371,851	1,549,426,696
Payments on repurchase agreements and other secured financing	(2,017,119,752)	(1,553,306,159)
Proceeds from issuances of securitized debt	4,469,947	2,914,309
Principal payments on securitized debt	(2,523,837)	(819,591)
Payments on purchases of securitized debt	—	(4,350)
Payment of deferred financing cost	(451)	(7,011)
Proceeds from participations issued	2,423,331	1,771,940
Payments on repurchases of participations issued	(1,855,332)	(1,188,368)
Principal payments on participations issued	(22,167)	(13,110)
Net contributions (distributions) from (to) noncontrolling interests	(25,300)	(4,000)
Net proceeds from stock offerings, direct purchases and dividend reinvestments	508,349	495,507
Settlement of stock-based awards in satisfaction of withholding tax requirements	(19,156)	(13,922)
Dividends paid	(535,698)	(413,208)
Net cash provided by (used in) financing activities	5,671,785	(1,161,267)
Net (decrease) increase in cash and cash equivalents	(125,394)	345,501
Cash and cash equivalents including cash pledged as collateral, beginning of period	2,037,838	1,488,027
Cash and cash equivalents including cash pledged as collateral, end of period	$1,912,444	$1,833,528
Supplemental disclosure of cash flow information
Interest received	$1,227,178	$1,025,159
Dividends received	$296	$—
Interest paid (excluding interest paid on interest rate swaps)	$889,127	$799,833
Net interest received (paid) on interest rate swaps	$254,058	$448,039
Taxes received (paid)	$(364)	$(237)
Noncash investing and financing activities
Receivable for unsettled trades	$891,293	$2,523
Payable for unsettled trades	$1,522,750	$2,304,774
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$(45,048)	$230,280
Dividends declared, not yet paid	$511,203	$421,637

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
The accompanying consolidated financial statements and related notes are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”). The consolidated financial information as of December 31, 2025 has been derived from audited consolidated financial statements included in the Company’s 2025 Form 10-K.
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
Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations is carried at cost, which approximates fair value. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled $1.5 billion and $1.7 billion at March 31, 2026 and December 31, 2025, respectively.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

4. FINANCIAL INSTRUMENTS

The following table presents characteristics for certain of the Company’s financial instruments at March 31, 2026 and December 31, 2025.

Financial Instruments (1)
Balance Sheet Line Item	Type / Form	Measurement Basis	March 31, 2026	December 31, 2025
	Assets	(dollars in thousands)
Securities	Agency mortgage-backed securities (2)	Fair value, with unrealized gains (losses) through other comprehensive income	$6,234,675	$6,462,112
Securities	Agency mortgage-backed securities (3)	Fair value, with unrealized gains (losses) through earnings	80,145,978	83,166,542
Securities	Residential credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	110,646	213,800
Securities	Non-agency mortgage-backed securities	Fair value, with unrealized gains (losses) through earnings	1,588,026	1,445,176
Securities	Commercial real estate debt investments - CMBS	Fair value, with unrealized gains (losses) through earnings	394,356	—
Total securities			88,473,681	91,287,630
Loans, net	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	7,230,876	5,020,784
Interests in MSR	Interest in net servicing cash flows	Fair value, with unrealized gains (losses) through earnings	27,212	28,626
Assets transferred or pledged to securitization vehicles	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	34,207,738	32,067,433
Reverse repurchase agreements	Reverse repurchase agreements	Amortized cost	33,524	34,389
	Liabilities
Repurchase agreements	Repurchase agreements	Amortized cost	$85,068,102	$81,865,723
Other secured financing	Loans	Amortized cost	1,125,000	1,075,000
Debt issued by securitization vehicles	Securities	Fair value, with unrealized gains (losses) through earnings	30,719,417	28,918,753
Participations issued	Participations issued	Fair value, with unrealized gains (losses) through earnings	2,484,018	1,932,655
U.S. Treasury securities sold, not yet purchased	Securities	Fair value, with unrealized gains (losses) through earnings	—	2,396,724
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
Available-for-sale debt securities are carried at fair value, with changes in fair value recognized in other comprehensive income, unless the fair value option is elected in which case changes in fair value are recognized in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss). Effective July 1, 2022, the Company elected the fair value option for any newly purchased Agency mortgage-backed securities in order to simplify the accounting for these securities. During the three months ended March 31, 2026, ($747.0) million of unrealized gains (losses) on the Agency mortgage-backed securities, for which the fair value option was elected, were reported in Net gains (losses) on investments and other in the Company's Consolidated Statements of Comprehensive Income (Loss). During the three months ended March 31, 2025, $901.6 million of unrealized gains (losses) on the Agency mortgage-backed securities, for which the fair value option was elected, were reported in Net gains (losses) on investments and other in the Company's Consolidated Statements of Comprehensive Income (Loss). Agency mortgage-backed securities purchased prior to July 1, 2022, are still classified as available-for-sale with changes in fair value recognized in other comprehensive income. The Company has also elected the fair value option for CRT securities, interest only securities, Non-Agency and commercial mortgage-backed securities in order to simplify the accounting. Transactions for regular-way securities are recorded on trade date, including to-be-announced (“TBA”)

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
securities that meet the regular-way securities scope exception from derivative accounting. Gains and losses on disposals of securities are recorded on trade date based on the specific identification method.
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
The following table represents a rollforward of the activity for the Company’s securities for the three months ended March 31, 2026:

	Agency Securities	Residential Credit Securities	Commercial Securities	Total
	(dollars in thousands)
Beginning balance January 1, 2026	$89,628,654	$1,658,976	$—	$91,287,630
Purchases	5,015,948	267,674	395,000	5,678,622
Sales	(4,906,695)	(94,736)	—	(5,001,431)
Principal paydowns	(2,499,526)	(125,679)	—	(2,625,205)
(Amortization) / accretion	(65,213)	(2,296)	—	(67,509)
Fair value adjustment	(792,515)	(5,267)	(644)	(798,426)
Ending balance March 31, 2026	$86,380,653	$1,698,672	$394,356	$88,473,681

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following tables present the Company’s securities portfolio that were carried at their fair value at March 31, 2026 and December 31, 2025:

	March 31, 2026
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$78,441,684	$1,420,518	$(1,097,169)	$78,765,033	$582,609	$(985,889)	$78,361,753
Adjustable-rate pass-through	159,412	6,437	(28)	165,821	1,842	(4,406)	163,257
CMO	2,581	12	—	2,593	—	(98)	2,495
Interest-only	5,336,172	680,411	—	680,411	24,493	(96,608)	608,296
Multifamily (1)	47,801,535	642,523	(23,994)	7,262,956	51,091	(69,195)	7,244,852
Total agency securities	$131,741,384	$2,749,901	$(1,121,191)	$86,876,814	$660,035	$(1,156,196)	$86,380,653
Residential credit
Credit risk transfer	$106,719	$41	$(48)	$106,712	$3,940	$(6)	$110,646
Non-QM	418,907	228	(2,597)	416,538	2,935	(8,691)	410,782
Prime (2)	2,700,893	36,038	(10,713)	216,253	3,301	(1,495)	218,059
SBC	179,873	28	(10,003)	169,898	5,955	(4,203)	171,650
NPL/RPL	487,133	3,605	(21,322)	469,416	4,980	(4,007)	470,389
RTL	122,412	—	(428)	121,984	658	(91)	122,551
Prime jumbo (>=2010 vintage) (3)	11,689,574	101,416	(31,033)	175,710	23,002	(4,117)	194,595
Total residential credit securities	$15,705,511	$141,356	$(76,144)	$1,676,511	$44,771	$(22,610)	$1,698,672
Total residential securities	$147,446,895	$2,891,257	$(1,197,335)	$88,553,325	$704,806	$(1,178,806)	$88,079,325
Commercial
Commercial securities	$395,000	$—	$—	$395,000	$—	$(644)	$394,356
Total securities	$147,841,895	$2,891,257	$(1,197,335)	$88,948,325	$704,806	$(1,179,450)	$88,473,681

	December 31, 2025
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$81,291,560	$1,464,326	$(1,120,301)	$81,635,585	$1,055,907	$(709,842)	$81,981,650
Adjustable-rate pass-through	114,642	6,678	(32)	121,288	2,008	(4,244)	119,052
CMO	2,709	12	—	2,721	—	(81)	2,640
Interest-only	5,266,587	683,108	—	683,108	28,590	(97,630)	614,068
Multifamily (1)	41,310,478	617,383	(11,385)	6,889,598	67,373	(45,727)	6,911,244
Total agency investments	$127,985,976	$2,771,507	$(1,131,718)	$89,332,300	$1,153,878	$(857,524)	$89,628,654
Residential credit
Credit risk transfer	$204,518	$42	$(2,239)	$202,321	$11,486	$(7)	$213,800
Non-QM	343,495	249	(2,514)	341,230	3,022	(8,100)	336,152
Prime (2)	2,294,631	31,005	(9,746)	111,526	3,497	(748)	114,275
SBC	186,929	23	(10,317)	176,635	4,991	(4,648)	176,978
NPL/RPL	462,956	3,520	(21,613)	444,863	5,053	(2,099)	447,817
RTL	191,767	13	(488)	191,292	1,342	(8)	192,626
Prime jumbo (>=2010 vintage) (3)	11,771,926	101,388	(30,397)	163,610	18,034	(4,316)	177,328
Total residential credit securities	$15,456,222	$136,240	$(77,314)	$1,631,477	$47,425	$(19,926)	$1,658,976
Total residential securities	$143,442,198	$2,907,747	$(1,209,032)	$90,963,777	$1,201,303	$(877,450)	$91,287,630
Commercial
Commercial securities	$—	$—	$—	$—	$—	$—	$—
Total securities	$143,442,198	$2,907,747	$(1,209,032)	$90,963,777	$1,201,303	$(877,450)	$91,287,630

(1) Principal/Notional amount includes $41.2 billion and $35.0 billion of Agency Multifamily interest-only securities as of March 31, 2026 and December 31, 2025, respectively.
(2) Principal/Notional amount includes $2.5 billion and $2.2 billion of Prime interest-only securities as of March 31, 2026 and December 31, 2025, respectively.
(3) Principal/Notional amount includes $11.6 billion and $11.7 billion of Prime Jumbo interest-only securities as of March 31, 2026 and December 31, 2025, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table presents the Company’s Agency mortgage-backed securities portfolio by issuing Agency at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Investment Type	(dollars in thousands)
Fannie Mae	$82,075,879	$85,506,672
Freddie Mac	4,157,922	3,970,920
Ginnie Mae	146,852	151,062
Total	$86,380,653	$89,628,654

Actual maturities of the Company’s Residential Securities are generally shorter than stated contractual maturities because actual maturities of the portfolio are affected by periodic payments and prepayments of principal on the underlying mortgages.
The following table summarizes the Company’s Residential Securities at March 31, 2026 and December 31, 2025, according to their estimated weighted average life classifications:

	March 31, 2026		December 31, 2025
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Estimated weighted average life	(dollars in thousands)
Less than one year	$266,948	$265,372	$308,818	$306,718
Greater than one year through five years	3,196,137	3,188,218	6,308,008	6,229,244
Greater than five years through ten years	83,356,475	83,849,738	83,402,554	83,180,354
Greater than ten years	1,259,765	1,249,997	1,268,250	1,247,461
Total	$88,079,325	$88,553,325	$91,287,630	$90,963,777

The estimated weighted average lives of the Residential Securities at March 31, 2026 and December 31, 2025 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Residential Securities could be longer or shorter than projected.
The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities, accounted for as available-for-sale where the fair value option has not been elected, by length of time that such securities have been in a continuous unrealized loss position at March 31, 2026 and December 31, 2025.

	March 31, 2026			December 31, 2025
	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)
	(dollars in thousands)
Less than 12 months	$16,676	$(237)	8	$2,942	$(168)	1
12 Months or more	6,087,000	(538,054)	1,266	6,307,396	(494,102)	1,268
Total	$6,103,676	$(538,291)	1,274	$6,310,338	$(494,270)	1,269

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
During the three months ended March 31, 2026 and 2025, the Company disposed of $5.0 billion and $5.2 billion of Residential Securities, respectively. The following table presents the Company’s net gains (losses) from the disposal of Residential Securities for the three months ended March 31, 2026 and 2025.

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)
For the three months ended	(dollars in thousands)
March 31, 2026	$46,677	$(10,770)	$35,907
March 31, 2025	$64,880	$(119,486)	$(54,606)

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
Excluding loans transferred or pledged to securitization vehicles, as of March 31, 2026 and December 31, 2025, the Company had $7.2 billion and $5.0 billion, respectively, of loans for which the fair value option was elected. If the Company intends to sell or securitize the loans and the securitization vehicle is not expected to be consolidated, the loans are classified as held for sale. Any origination fees and costs or purchase premiums or discounts are deferred and recognized upon sale. The Company determines the fair value of loans held for sale on an individual loan basis. The carrying value of the Company’s residential loans held for sale was $25.2 million and $37.1 million at March 31, 2026 and December 31, 2025, respectively.
The following table presents the activity of the Company’s loan investments, excluding loans transferred or pledged to securitization vehicles, for the three months ended March 31, 2026:

Residential Loans
(dollars in thousands)
Beginning balance January 1, 2026	$5,020,784
Purchases / originations / draws (1)	7,294,646
Sales and transfers (2)	(4,960,492)
Principal payments	(101,134)
Gains / (losses)	(14,222)
(Amortization) / accretion	(8,706)
Ending balance March 31, 2026	$7,230,876

(1) Includes residential loans acquired from exercise of optional redemption provisions of securitization vehicles with a carrying value of $535.8 million during the three months ended March 31, 2026.
(2) Includes transfer of residential loans to securitization vehicles with a carrying value of $4.9 billion during the three months ended March 31, 2026.

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
The following table presents the fair value and the unpaid principal balances of the residential mortgage loan portfolio, including loans transferred or pledged to securitization vehicles, at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(dollars in thousands)
Fair value	$41,438,614	$37,088,217
Unpaid principal balance	$41,245,249	$37,033,580

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table provides information regarding the line items and amounts recognized in the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2026 and 2025 for these investments:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(dollars in thousands)
Interest income	$596,789	$426,055
Net gains (losses) on disposal of investments (1)	(29,942)	(9,993)
Net unrealized gains (losses) on instruments measured at fair value through earnings (1)	14,419	240,830
Total included in net income (loss)	$581,266	$656,892

(1) These amounts are presented in the line item Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (loss).
The following table provides the geographic concentrations based on the unpaid principal balances at March 31, 2026 and December 31, 2025 for the residential mortgage loans, including loans transferred or pledged to securitization vehicles:

Geographic Concentrations of Residential Mortgage Loans
March 31, 2026		December 31, 2025
Property location	% of Balance	Property location	% of Balance
California	38.6%	California	39.2%
New York	11.1%	New York	11.3%
Florida	8.5%	Florida	8.7%
Texas	5.3%	Texas	5.3%
All other (none individually greater than 5%)	36.5%	All other (none individually greater than 5%)	35.5%
Total	100.0%		100.0%

The following table provides additional data on the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Portfolio Range	Portfolio Weighted Average	Portfolio Range	Portfolio Weighted Average
	(dollars in thousands)
Unpaid principal balance	$1 - $4,396	$454	$1 - $4,396	$459
Interest rate	2.00% - 18.00%	6.66%	2.00% - 18.00%	6.67%
Maturity	11/1/2029 - 4/1/2066	4/12/2054	11/1/2029 - 1/1/2066	1/3/2054
FICO score at loan origination	549 - 850	762	549 - 850	761
Loan-to-value ratio at loan origination	1% - 100%	67%	1% - 100%	67%
At March 31, 2026 and December 31, 2025, approximately 12% and 13%, respectively, of the carrying value of the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, were adjustable-rate. At March 31, 2026, the aggregate fair value and unpaid principal balance of loans ninety days or more past due and in nonaccrual status was $543.8 million (of which $465.5 million has been pledged or transferred to securitization vehicles), and $545.2 million, respectively. The non-accrual balances represent approximately 1% of the total loan portfolio. The weighted average loan-to-value ratio at loan origination for loans in non-accrual status was 73%. The recorded investment of residential mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to the requirements of the applicable jurisdiction was $250.8 million at March 31, 2026. At December 31, 2025, the aggregate fair value and unpaid principal balance of loans ninety days or more past due and in nonaccrual status was $446.0 million (of which $405.8 million has been pledged or transferred to securitization vehicles), and $451.5 million, respectively. The non-accrual balances represent approximately 1% of the total loan portfolio. The weighted average loan-to-value ratio at loan origination for loans in non-accrual status was 73%. The recorded investment of residential mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to the requirements of the applicable jurisdiction was $198.3 million at December 31, 2025.

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
The following table presents activity related to MSR for the three months ended March 31, 2026 and 2025:

Mortgage Servicing Rights	Three Months Ended
	March 31, 2026	March 31, 2025
	(dollars in thousands)
Fair value, beginning of period	$3,645,865	$2,909,134
Purchases (1)	524,351	396,662
Change in fair value due to:
Changes in valuation inputs or assumptions (2)	7,937	12,768
Other changes, including realization of expected cash flows	(62,154)	(45,662)
Fair value, end of period	$4,115,999	$3,272,902

(1) Includes adjustments to original purchase price from early payoffs, defaults, or loans that were delivered but were deemed to not be acceptable.
(2) Principally represents changes in discount rates and prepayment speed inputs used in valuation model, primarily due to changes in interest rates.

8. VARIABLE INTEREST ENTITIES

The Company’s exposure to the obligations of its VIEs is generally limited to the Company’s investment in the VIEs of $3.5 billion at March 31, 2026. Assets of the VIEs may only be used to settle obligations of the VIEs. Creditors of the VIEs have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the VIEs. No gains or losses were recognized upon consolidation of existing VIEs. Interest income and expense are recognized using the effective interest method.
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
OBX Trusts
Residential securitizations are issued by entities generally referred to collectively as the “OBX Trusts.” These securitizations represent financing transactions that provide non-recourse financing to the Company and are collateralized by residential mortgage loans purchased by the Company. Residential securitizations closed as of March 31, 2026 are included in the following table:

Securitization	Date of Closing	Face Value at Closing
		(dollars in thousands)
OBX 2026-NQM1	January 2026	$847,216
OBX 2026-NQM2	January 2026	$809,100
OBX 2026-J1	February 2026	$362,128
OBX 2026-INV1	February 2026	$346,305
OBX 2026-NQM3	February 2026	$840,767
OBX 2026-HE1	February 2026	$247,572
OBX 2026-R1	March 2026	$491,816
OBX 2026-NQM4	March 2026	$789,600

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
As of March 31, 2026 and December 31, 2025, a total carrying value of $30.5 billion and $28.7 billion, respectively, of bonds were held by third parties and the Company retained $3.5 billion and $3.2 billion, respectively, of MBS, which were eliminated in consolidation. The contractual principal amount of the OBX Trusts’ debt held by third parties was $30.9 billion and $29.0 billion at March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026 and 2025, the Company recorded $122.3 million and ($170.9) million, respectively, of unrealized gains (losses) on debt held by third parties issued by OBX Trusts, which is reported in Net gains (losses) on investments and other in the Company's Consolidated Statements of Comprehensive Income (Loss).
In March 2026, the Company exercised its optional redemption on OBX 2023-NQM1 and OBX 2023-NQM2; and liquidated the corresponding securitization trusts. Upon deconsolidation, there was a net $0.2 million gain recognized in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss).
Structured Repurchase Transaction
The Company pledged securities retained from its OBX Trusts to a structured repurchase transaction, OBX 2025-SR1, to diversify its financing sources. The OBX 2025-SR1 Trust is deemed to be a VIE because the entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support. The Company is deemed to be the primary beneficiary and consolidates the OBX 2025-SR1 Trust because it has power to direct the activities that most significantly impact the OBX Trusts’ performance and holds a variable interest that could be potentially significant to these VIEs. The securities issued by the OBX 2025-SR1 Trust are recognized as Debt issued by securitization vehicles in the Consolidated Statements of Financial Condition with changes in estimated fair value recognized within Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss). This transaction provides recourse financing to the Company, a subsidiary and a fund it manages for their obligations as sellers under repurchase agreements.
During the three months ended March 31, 2026 and 2025, the Company incurred $8.0 million and $6.8 million, respectively, of costs in connection with OBX Trust and structured repurchase transaction securitizations that were expensed as incurred.
Residential Credit Fund
The Company manages a fund investing in participations in residential mortgage loans and mortgage-backed securities. The residential credit fund is deemed to be a VIE because the entity does not have sufficient equity at risk to permit the legal entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders, as capital commitments are not considered equity at risk. The Company is not the primary beneficiary and does not consolidate the residential credit fund as its only interest in the fund is the management and performance fees that it earns, which are not considered variable interests in the entity. As of March 31, 2026 and December 31, 2025, the Company had outstanding participations issued in residential mortgage loans of $2.5 billion and $1.9 billion, respectively. These transfers do not meet the criteria for sale accounting and are accounted for as secured borrowings, thus the residential loans are reported as Loans, net and the associated liability is reported as Participations issued in the Consolidated Statements of Financial Condition. The Company elected the fair value option for participations issued with changes in fair value reflected in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss) to more accurately reflect the economics of the transfers as the underlying loans are carried at fair value through earnings.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
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
The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. In accordance with a clearing organization’s rulebook, the Company presents the fair value of centrally cleared interest rate swaps net of variation margin pledged or received under such transactions. At March 31, 2026 and December 31, 2025, ($2.2) billion and ($2.0) billion, respectively, of variation margin was reported as an adjustment to interest rate swaps, at fair value. Initial margin is reported in Cash and cash equivalents in the Consolidated Statements of Financial Condition.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table summarizes fair value information about the Company’s derivative assets and liabilities at March 31, 2026 and December 31, 2025:

Derivatives Instruments	March 31, 2026	December 31, 2025
Assets	(dollars in thousands)
Interest rate swaps	$8,080	$7,372
Interest rate swaptions	10,311	11,063
TBA derivatives	28,927	17,648
Futures contracts	340,091	71,065
Purchase commitments	7,690	8,385
Total derivative assets	$395,099	$115,533
Liabilities
Interest rate swaps	$12,873	$16,385
Interest rate swaptions	10,277	11,931
TBA derivatives	131,684	13,163
Futures contracts	44,265	6,644
Purchase commitments	8,270	5,632
Total derivative liabilities	$207,369	$53,755

The following tables summarize certain characteristics of the Company’s interest rate swaps at March 31, 2026 and December 31, 2025:

March 31, 2026
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$29,066,637	3.41%	3.69%	1.35
3 - 6 years	15,801,304	2.67%	3.83%	4.61
6 - 10 years	16,607,027	3.23%	3.72%	7.26
Greater than 10 years	1,956,430	3.32%	3.75%	21.77
Total / Weighted average	$63,431,398	3.14%	3.74%	4.25

December 31, 2025
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$29,577,637	3.55%	3.88%	1.36
3 - 6 years	14,646,904	2.67%	3.99%	4.54
6 - 10 years	17,018,427	3.03%	3.90%	7.25
Greater than 10 years	1,949,430	3.34%	3.92%	22.02
Total / Weighted average	$63,192,398	3.15%	3.92%	4.23

(1) As of March 31, 2026, 98% and 2% of the Company’s interest rate swaps were linked to SOFR and the Federal funds rate, respectively. As of December 31, 2025, 98% and 2% of the Company’s interest rate swaps were linked to SOFR and the Federal funds rate, respectively.
(2) As of March 31, 2026, notional amount includes $1.5 billion of forward starting pay fixed swaps. There were $1.5 billion forward starting pay fixed swaps at December 31, 2025.
(3) The weighted average years to maturity of payer interest rate swaps is offset by the weighted average years to maturity of receiver interest rate swaps. As such, the net weighted average years to maturity for each maturity bucket may fall outside of the range listed.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following tables summarize certain characteristics of the Company’s swaptions at March 31, 2026 and December 31, 2025:

March 31, 2026
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long receive	$830,000	3.54%	SOFR	7.69	8.25
Short receive	(1,800,000)	3.23%	SOFR	3.69	8.25

December 31, 2025
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long receive	$830,000	3.54%	SOFR	7.94	11.25
Short receive	(1,800,000)	3.23%	SOFR	3.94	11.25
The following tables summarize certain characteristics of the Company’s TBA derivatives at March 31, 2026 and December 31, 2025:

March 31, 2026
Purchase and Sale Contracts for TBA Derivatives	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$7,041,000	$6,861,714	$6,755,352	$(106,362)
Sale contracts	(973,000)	(913,537)	(909,932)	3,605
Net TBA derivatives	$6,068,000	$5,948,177	$5,845,420	$(102,757)

December 31, 2025
Purchase and Sale Contracts for TBA Derivatives	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$3,861,000	$3,805,867	$3,814,118	$8,251
Sale contracts	(534,000)	(553,266)	(557,032)	(3,766)
Net TBA derivatives	$3,327,000	$3,252,601	$3,257,086	$4,485

The following tables summarize certain characteristics of the Company’s futures derivatives at March 31, 2026 and December 31, 2025:

March 31, 2026
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
2-year swap equivalent SOFR contracts	$1,000,000	$(1,000,000)	2.00
U.S. Treasury futures - 2 year	—	(3,658,000)	1.90
U.S. Treasury futures - 5 year	1,773,200	—	4.40
U.S. Treasury futures - 10 year and greater	—	(14,021,900)	11.04
Total	$2,773,200	$(18,679,900)	8.72

December 31, 2025
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
2-year swap equivalent SOFR contracts	$500,000	$(500,000)	2.00
U.S. Treasury futures - 2 year	—	(3,658,000)	1.90
U.S. Treasury futures - 5 year	1,973,200	—	4.40
U.S. Treasury futures - 10 year and greater	—	(12,399,900)	11.33
Total	$2,473,200	$(16,557,900)	8.31

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The Company presents derivative contracts on a gross basis in the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.
The following tables present information about derivative assets and liabilities that are subject to such provisions and can be offset in the Company’s Consolidated Statements of Financial Condition at March 31, 2026 and December 31, 2025, respectively.

March 31, 2026
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$8,080	$(2,868)	$—	$5,212
Interest rate swaptions, at fair value	10,311	(10,268)	—	43
TBA derivatives, at fair value	28,927	(20,847)	(4,860)	3,220
Futures contracts, at fair value (1)	340,091	(44,265)	—	295,826
Purchase commitments	7,690	—	—	7,690
Liabilities
Interest rate swaps, at fair value	$12,873	$(12,300)	$—	$573
Interest rate swaptions, at fair value	10,277	(10,268)	—	9
TBA derivatives, at fair value	131,684	(128,867)	(2,793)	24
Futures contracts, at fair value	44,265	(44,265)	—	—
Purchase commitments	8,270	—	—	8,270

December 31, 2025
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$7,372	$(2,295)	$—	$5,077
Interest rate swaptions, at fair value	11,063	(11,063)	—	—
TBA derivatives, at fair value	17,648	(6,603)	(8,760)	2,285
Futures contracts, at fair value	71,065	(6,644)	—	64,421
Purchase commitments	8,385	—	—	8,385
Liabilities
Interest rate swaps, at fair value	$16,385	$(16,385)	$—	$—
Interest rate swaptions, at fair value	11,931	(11,063)	(300)	568
TBA derivatives, at fair value	13,163	(11,942)	—	1,221
Futures contracts, at fair value	6,644	(6,644)	—	—
Purchase commitments	5,632	—	—	5,632
The effect of interest rate swaps in the Consolidated Statements of Comprehensive Income (Loss) is as follows:

Location on Consolidated Statements of Comprehensive Income (Loss)
	Net Interest Component of Interest Rate Swaps (1)	Realized Gains (Losses) on Termination of Interest Rate Swaps (1)	Unrealized Gains (Losses) on Interest Rate Swaps (1)
For the three months ended	(dollars in thousands)
March 31, 2026	$96,847	$(5,750)	$231,826
March 31, 2025	$191,545	$(43,789)	$(753,601)
(1) Included in Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The effect of other derivative contracts in the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Three Months Ended March 31, 2026
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$13,748	$(107,242)	$(93,494)
Net interest rate swaptions	20,230	902	21,132
Futures (1)	(69,521)	231,404	161,883
Purchase commitments	—	(3,332)	(3,332)
Total			$86,189

(1) For the three months ended March 31, 2026, includes $0.8 million of realized gain and ($3.5) million of unrealized loss related to interest rate futures and options other than treasury futures.

Three Months Ended March 31, 2025
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$(14,355)	$44,533	$30,178
Net interest rate swaptions	—	(8,600)	(8,600)
Futures (1)	(86,356)	(317,103)	(403,459)
Purchase commitments	—	9,859	9,859
Total			$(372,022)

(1) For the three months ended March 31, 2025, includes $9.0 million of realized gain related to interest rate futures and options other than treasury futures.

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
Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features were in a net asset position at March 31, 2026.

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
Item 1. Financial Statements
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
The following tables present the estimated fair values of financial instruments and MSR measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025. There were no transfers between levels of the fair value hierarchy during the periods presented.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$86,380,653	$—	$86,380,653
Credit risk transfer securities	—	110,646	—	110,646
Non-Agency mortgage-backed securities	—	1,588,026	—	1,588,026
Commercial mortgage-backed securities	—	394,356	—	394,356
Loans
Residential mortgage loans	—	7,230,876	—	7,230,876
Mortgage servicing rights	—	—	4,115,999	4,115,999
Interests in MSR	—	—	27,212	27,212
Assets transferred or pledged to securitization vehicles	—	34,207,738	—	34,207,738
Derivative assets
Interest rate swaps	—	8,080	—	8,080
Other derivatives	340,091	46,928	—	387,019
Total assets	$340,091	$129,967,303	$4,143,211	$134,450,605
Liabilities
Debt issued by securitization vehicles	$—	$30,719,417	$—	$30,719,417
Participations issued	—	2,484,018	—	2,484,018
Derivative liabilities
Interest rate swaps	—	12,873	—	12,873
Other derivatives	44,265	150,231	—	194,496
Total liabilities	$44,265	$33,366,539	$—	$33,410,804

December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$89,628,654	$—	$89,628,654
Credit risk transfer securities	—	213,800	—	213,800
Non-Agency mortgage-backed securities	—	1,445,176	—	1,445,176
Loans
Residential mortgage loans	—	5,020,784	—	5,020,784
Mortgage servicing rights	—	—	3,645,865	3,645,865
Interests in MSR	—	—	28,626	28,626
Assets transferred or pledged to securitization vehicles	—	32,067,433	—	32,067,433
Derivative assets
Interest rate swaps	—	7,372	—	7,372
Other derivatives	71,065	37,096	—	108,161
Total assets	$71,065	$128,420,315	$3,674,491	$132,165,871
Liabilities
Debt issued by securitization vehicles	$—	$28,918,753	$—	$28,918,753
Participations issued	—	1,932,655	—	1,932,655
U.S. Treasury securities sold, not yet purchased	2,396,724	—	—	2,396,724
Derivative liabilities
Interest rate swaps	—	16,385	—	16,385
Other derivatives	6,644	30,726	—	37,370
Total liabilities	$2,403,368	$30,898,519	$—	$33,301,887

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

Unobservable Input (1)	Range (Weighted Average) (2)
	March 31, 2026	December 31, 2025
Discount rate	5.2% - 11.5% (7.7%)	4.7% - 12.0% (7.9%)
Prepayment rate	4.7% - 19.3% (5.8%)	4.6% - 22.8% (5.8%)
Delinquency rate	0.2% - 3.4% (1.1%)	0.2% - 3.7% (1.1%)
Cost to service	$65 - $91 ($80)	$68 - $93 ($82)
(1) Represents rates, estimates and assumptions that the Company believes would be used by market participants when valuing these assets.
(2) Weighted average discount rate computed based on the fair value of MSR, weighted average prepayment rate, delinquency rate and cost to service based on unpaid principal balances of loans underlying the MSR.

The following table summarizes the estimated fair values for financial assets and liabilities that are not carried at fair value at March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets	(dollars in thousands)
Reverse repurchase agreements	$33,524	$33,524	$34,389	$34,389
Financial liabilities
Repurchase agreements	$85,068,102	$85,068,102	$81,865,723	$81,865,723
Other secured financing	1,125,000	1,125,000	1,075,000	1,075,000

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table presents the activity of finite lived intangible assets for the three months ended March 31, 2026.

Intangible Assets, net
(dollars in thousands)
Beginning balance January 1, 2026	$6,726
Less: amortization expense	(673)
Ending balance March 31, 2026	$6,053

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
The Company had outstanding $85.1 billion and $81.9 billion of repurchase agreements with weighted average remaining maturities of 36 days and 35 days and weighted average rates of 3.87% and 4.02% at March 31, 2026 and December 31, 2025, respectively. In connection with its residential mortgage loans, the Company had select arrangements with counterparties to enter into repurchase agreements for $5.3 billion with remaining capacity of $1.9 billion at March 31, 2026.
At March 31, 2026 and December 31, 2025, the repurchase agreements had the following remaining maturities and collateral types:

March 31, 2026
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements
	(dollars in thousands)
1 day	$32,450,000	$—	$—	$—	$—	$32,450,000
2 to 29 days	6,105,073	49,989	1,110,430	203,786	—	7,469,278
30 to 59 days	33,094,793	—	651,334	—	170,024	33,916,151
60 to 89 days	7,643,473	—	584,702	667,342	185,947	9,081,464
90 to 119 days	1,492	—	165,996	223,323	—	390,811
Over 119 days (1)	—	—	421,042	2,339,356	—	2,760,398
Total	$79,294,831	$49,989	$2,933,504	$3,433,807	$355,971	$86,068,102
Amounts offset in accordance with netting arrangements						(1,000,000)
Net amounts of Repurchase agreements as presented in the Consolidated Statements of Financial Condition						$85,068,102

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

December 31, 2025
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—
2 to 29 days	43,487,076	96,162	1,371,672	—	—	44,954,910
30 to 59 days	31,834,906	—	376,364	519,921	—	32,731,191
60 to 89 days	3,969,641	—	655,204	—	—	4,624,845
90 to 119 days	—	—	18,763	165,305	—	184,068
Over 119 days (1)	—	—	275,341	1,532,712	—	1,808,053
Total	$79,291,623	$96,162	$2,697,344	$2,217,938	$—	$84,303,067
Amounts offset in accordance with netting arrangements						(2,437,344)
Net amounts of Repurchase agreements as presented in the Consolidated Statements of Financial Condition						$81,865,723

(1) Less than 1% of repurchase agreements had a remaining maturity over 1 year at March 31, 2026 and December 31, 2025.
The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition at March 31, 2026 and December 31, 2025. Refer to the “Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

	March 31, 2026		December 31, 2025
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross amounts	$1,033,524	$86,068,102	$2,471,733	$84,303,067
Amounts offset	(1,000,000)	(1,000,000)	(2,437,344)	(2,437,344)
Netted amounts	$33,524	$85,068,102	$34,389	$81,865,723

The fair value of collateral received in connection with reverse repurchase agreements as of March 31, 2026 was $1.0 billion, of which the Company sold $0.0 billion. The fair value of collateral received in connection with reverse repurchase agreements as of December 31, 2025 was $2.5 billion, of which the Company sold $2.4 billion. The amount of collateral sold is reported at fair value in the Company’s Consolidated Statements of Financial Condition as U.S. Treasury securities sold, not yet purchased.
Other Secured Financing - As of March 31, 2026, the Company had $2.3 billion in total committed credit facilities to finance a portion of its MSR portfolio. Outstanding borrowings under these facilities as of March 31, 2026 totaled $1.1 billion with maturities ranging between one to two years. As of December 31, 2025, the Company had $2.2 billion in total committed credit facilities to finance a portion of its MSR portfolio. Outstanding borrowings under these facilities as of December 31, 2025 totaled $1.1 billion with maturities ranging between one to two years. The weighted average interest rate of the borrowings was 6.27% and 6.44% as of March 31, 2026 and December 31, 2025, respectively. Borrowings are reported in Other secured financing in the Company’s Consolidated Statements of Financial Condition.
Investments pledged as collateral under secured financing arrangements and interest rate swaps, excluding residential mortgage loans of consolidated VIEs, had an estimated fair value and accrued interest of $90.1 billion and $425.6 million, respectively, at March 31, 2026 and $89.0 billion and $404.1 million, respectively, at December 31, 2025.

13. CAPITAL STOCK

(A)    Common Stock
The following table provides a summary of the Company’s common shares authorized, and issued and outstanding at March 31, 2026 and December 31, 2025.

	Shares authorized		Shares issued and outstanding
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	Par Value
Common stock	1,456,750,000	1,456,750,000	730,290,500	706,972,452	$0.01

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
In January 2025, the Company announced that its Board authorized the repurchase of up to $1.5 billion of its outstanding shares of common stock through December 31, 2029 (the “Common Stock Repurchase Program”). During the three months ended March 31, 2026 and 2025, no shares were repurchased under the Common Stock Repurchase Program.
On September 20, 2024, the Company entered into separate Distribution Agency Agreements (collectively, the “2024 Sales Agreements”) with each of Barclays Capital Inc., BNP Paribas Securities Corp., BofA Securities, Inc., Citizens JMP Securities, LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., Morgan Stanley & Co., LLC, RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC (collectively, the “2024 Sales Agents”). Under the terms of the 2024 Sales Agreements, the Company offered and sold shares of its common stock, having an aggregate offering price of up to $1.5 billion, from time to time through any of the 2024 Sales Agents (the “2024 At-The-Market Sales Program”).
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
On December 22, 2025, the Company entered into separate Distribution Agency Agreements (collectively, the “Sales Agreements”) with each of the Sales Agents, which terminated and replaced the Prior Sales Agreements. Under the terms of the Sales Agreements, the Company may offer and sell shares of its common stock, having an aggregate offering price of up to $2.5 billion, from time to time through any of the Sales Agents (the "Current At-The-Market Sales Program" and, together with the 2024 At-The-Market Sales Program and the Prior At-The-Market Sales Program, the "at-the-market sales program").

During the three months ended March 31, 2026, under the at-the-market sales program, the Company issued 22.3 million shares for proceeds of $508.5 million, net of commissions and fees. During the three months ended March 31, 2025, under the at-the-market sales program, the Company issued 23.3 million shares for proceeds of $495.7 million, net of commissions and fees.

(B)    Preferred Stock
The following is a summary of the Company’s cumulative redeemable preferred stock outstanding at March 31, 2026 and December 31, 2025. In the event of a liquidation or dissolution of the Company, the Company’s then outstanding preferred stock takes precedence over the Company’s common stock with respect to payment of dividends and the distribution of assets.

	Shares Authorized		Shares Issued And Outstanding		Carrying Value		Contractual Rate	Earliest Redemption Date (1)	Effective Date of Floating Rate Dividend Period	Floating Annual Rate (2)
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Fixed-rate		(dollars in thousands)
Series J	11,500,000	11,500,000	11,000,000	11,000,000	265,911	265,911	8.875%	9/30/2030	NA	NA
Fixed-to-floating rate
Series F	28,800,000	28,800,000	28,800,000	28,800,000	696,910	696,910	6.95%	9/30/2022	9/30/2022	3M Term SOFR + 4.993%
Series G	17,000,000	17,000,000	17,000,000	17,000,000	411,335	411,335	6.50%	3/31/2023	3/31/2023	3M Term SOFR + 4.172%
Series I	17,700,000	17,700,000	17,700,000	17,700,000	428,324	428,324	6.75%	6/30/2024	6/30/2024	3M Term SOFR + 4.989%
Subtotal	63,500,000	63,500,000	63,500,000	63,500,000	1,536,569	1,536,569
Total	75,000,000	75,000,000	74,500,000	74,500,000	$1,802,480	$1,802,480

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

Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus accrued and unpaid dividends through their redemption date. Through March 31, 2026, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
During the three months ended September 30, 2025, the Company issued 11,000,000 shares of its 8.875% Series J Preferred Stock, which included the exercise by the underwriters of their option to purchase an additional 1,000,000 shares of Series J

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
Preferred Stock solely to cover over-allotments, for gross proceeds of $275.0 million before deducting the underwriting discount and other estimated offering expenses.
The Series F Fixed-to-Floating Rate Cumulative Preferred Stock, Series G Fixed-to-Floating Rate Cumulative Preferred Stock, Series I Fixed-to-Floating Rate Cumulative Preferred Stock and Series J Fixed-Rate Cumulative Preferred Stock rank senior to the common stock of the Company.
On December 31, 2024, the Board approved a repurchase plan for all of our existing outstanding Preferred Stock (as defined below) (the “Preferred Stock Repurchase Program”). Under the terms of the Preferred Stock Repurchase Program, we are authorized to repurchase up to an aggregate of 63,500,000 shares of Preferred Stock, comprised of up to (i) 28,800,000 shares of its 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), (ii) 17,000,000 shares of its 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series G Preferred Stock”), and (iii) 17,700,000 shares of its 6.75% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”, and together with Series F Preferred Stock and Series G Preferred Stock, the “Preferred Stock”). The aggregate liquidation value of the Preferred Stock that may be repurchased by the Company pursuant to the Preferred Stock Repurchase Program, as of March 31, 2026, was approximately $1.6 billion.

The Preferred Stock Repurchase Program became effective on January 1, 2025 and will expire on December 31, 2029. During the three months ended March 31, 2026 and 2025, no shares were repurchased under the Preferred Stock Repurchase Program.

(C)    Distributions to Stockholders
The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(dollars in thousands, except per share data)
Dividends and dividend equivalents declared on common stock and share-based awards	$514,290	$423,863
Distributions declared per common share	$0.70	$0.70
Distributions paid to common stockholders after period end	$511,203	$421,637
Distributions paid per common share after period end	$0.70	$0.70
Date of distributions paid to common stockholders after period end	April 30, 2026	April 30, 2025
Dividends declared to series F preferred stockholders	$16,068	$17,250
Dividends declared per share of series F preferred stock	$0.558	$0.599
Dividends declared to series G preferred stockholders	$8,612	$9,310
Dividends declared per share of series G preferred stock	$0.507	$0.548
Dividends declared to series I preferred stockholders	$9,870	$10,597
Dividends declared per share of series I preferred stock	$0.558	$0.599
Dividends declared to series J preferred stockholders	$6,102	$—
Dividends declared per share of series J preferred stock	$0.555	$—

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

The following table presents the components of the Company’s interest income and interest expense for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Interest income	(dollars in thousands)
Agency securities	$1,084,411	$820,182
Residential credit securities	31,422	40,207
Residential mortgage loans (1)	596,789	426,055
Commercial investment portfolio	1,622	1,055
Reverse repurchase agreements	10,686	29,609
Total interest income	$1,724,930	$1,317,108
Interest expense
Repurchase agreements	$832,947	$760,783
Debt issued by securitization vehicles	398,133	283,592
Participations issued	32,893	27,044
U.S. Treasury securities sold, not yet purchased	8,266	25,718
Total interest expense	1,272,239	1,097,137
Net interest income	$452,691	$219,971

(1) Includes assets transferred or pledged to securitization vehicles.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

15. NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(dollars in thousands, except per share data)
Net income (loss)	$290,515	$130,305
Net income (loss) attributable to noncontrolling interests	7,863	6,081
Net income (loss) attributable to Annaly	282,652	124,224
Dividends on preferred stock (1)	40,652	37,157
Net income (loss) available (related) to common stockholders	$242,000	$87,067
Weighted average shares of common stock outstanding-basic	722,707,153	587,149,704
Add: Effect of stock awards, if dilutive	1,657,744	1,271,294
Weighted average shares of common stock outstanding-diluted	724,364,897	588,420,998
Net income (loss) per share available (related) to common share
Basic	$0.33	$0.15
Diluted	$0.33	$0.15

There were no potentially dilutive restricted stock units or performance stock units for the three months ended March 31, 2026 and March 31, 2025.

16. INCOME TAXES

For the three months ended March 31, 2026, the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company will not incur federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements that relate to, among other things, assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company distributes such shortfall within the next year as permitted by the Code.
The Company and certain of its direct and indirect subsidiaries, including Annaly TRS, Inc. and certain subsidiaries of joint ventures, have made separate joint elections to treat these subsidiaries as TRSs. As such, each of these TRSs is taxable as a domestic C corporation and subject to federal, state and local income taxes based upon their taxable income.
The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. As of March 31, 2026, the Company does not have any unrecognized tax benefits that would affect its financial position. Thus, no accruals for penalties and interest were deemed necessary at March 31, 2026 and December 31, 2025.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
During the three months ended March 31, 2026 and 2025, the Company recorded ($1.5) million and $8.3 million, respectively, of income tax expense (benefit) attributable to its TRSs. Income tax expense (benefit) consists of the following:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(dollars in thousands)
Current Tax Expense (Benefit)
Federal	$1,396	$—
State and local	173	13
Total current income tax expense (benefit)	$1,569	$13
Deferred Tax Expense (Benefit)
Federal	$(2,820)	$7,222
State and local	(268)	1,032
Total deferred income tax expense (benefit)	$(3,088)	$8,254
Total income tax expense (benefit)	$(1,519)	$8,267

The difference between the Company's reported income tax provision and the U.S. federal statutory rate of 21.0% is as follows:

	For the Three Months Ended
	March 31, 2026		March 31, 2025
	(dollars in thousands)	(percentage)
Statutory federal income tax rate	$60,689	21.0%	21.0%
Non-taxable REIT income	(32,151)	(11.1%)	(14.6%)
State and local taxes, net of federal income tax effect (1)	(95)	—%	3.0%
VIE and Other	(30,487)	(10.6%)	(3.5%)
TRS Permanent Differences	525	0.2%	—%
Change in valuation allowance	—	—%	—%
Total provision	$(1,519)	(0.5%)	5.9%

(1) State and local taxes in New York made up the majority (greater than 50 percent) of the tax effect in this category.

During the three months ended March 31, 2026, the amount of cash income taxes paid by the Company (net of refunds) consists of the following:

For the Three Months Ended
March 31, 2026
(dollars in thousands)
Federal	—
State and local	54
Total income taxes paid (net of refunds)	$54

As of March 31, 2026, the Company recorded a net deferred tax asset of $90.0 million resulting primarily from net operating loss carryforwards and securitization gains, and a net deferred tax liability of $149.1 million resulting primarily from unrealized gains on MSR, residential mortgage loans, and interest rate swaps, which are included in Other assets and Other liabilities, respectively, in the Consolidated Statements of Financial Condition. As of March 31, 2026, no valuation allowance was established.
As of March 31, 2026, the Company's TRSs had approximately $81.6 million of net operating loss carryforwards for federal income tax purposes which may be available to offset future taxable income, including approximately $7.7 million of net operating loss carryforwards that are subject to an annual limitation under Internal Revenue Code Section 382 and $73.9 million that can be carried forward indefinitely.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

17. SEGMENTS

The Company operates in three reportable segments further described in the Description of Business Note. The accounting policies applied to the segments are the same as those described in the summary of significant accounting policies, with the exception of allocations between segments related to net interest income and other comprehensive income (loss), which are reflected in Other income (loss), and allocations between segments related to investment balances, which are presented net of associated financings in Total Assets. These allocations are made to reflect the economic hedging relationship between investments within different operating segments. Activities that are not directly attributable or not allocated to any of the three current operating segments (such as preferred stock dividends and corporate existence costs) are reported under Corporate and Other as reconciling items to the Company’s consolidated financial statements. The tables below summarize the result of operations and total assets by segment that are provided to the Chief Operating Decision Maker (CODM), which is the Company’s Operating Committee. Comprehensive income is the measure of segment profit or loss that is determined in accordance with the measurement principles used in measuring the corresponding amounts in the consolidated financial statements and is a key determinant of the Company’s economic return (computed as the change in stockholders’ equity attributable to common stockholders plus common stock dividends declared divided by the prior period’s stockholders’ equity attributable to common stockholders), a measure which is used by the CODM to evaluate segment results and is one of the factors considered in determining capital allocation among the segments.
The following tables present the reportable operating segments related to the Company’s results of operations for the three months ended March 31, 2026 and 2025:

Three Months Ended March 31, 2026
	Agency	Residential Credit	MSR	Corporate & Other	Consolidated
	(dollars in thousands)
Interest income	$1,094,293	$630,637	$—	$—	$1,724,930
Interest expense	765,444	506,795	—	—	1,272,239
Net interest income	328,849	123,842	—	—	452,691
Servicing and related income	—	—	159,133	—	159,133
Servicing and related expense	—	—	16,580	—	16,580
Net servicing income	—	—	142,553	—	142,553
Other income (loss)	(334,543)	144,364	(62,798)	(707)	(253,684)
Less: Total general and administrative expenses	18,122	17,914	10,087	6,441	52,564
Income (loss) before income taxes	(23,816)	250,292	69,668	(7,148)	288,996
Income taxes	1,082	(5,453)	2,854	(2)	(1,519)
Net income (loss)	(24,898)	255,745	66,814	(7,146)	290,515
Less: Net income (loss) attributable to noncontrolling interest	—	7,863	—	—	7,863
Net income (loss) attributable to Annaly	(24,898)	247,882	66,814	(7,146)	282,652
Dividends on preferred stock	—	—	—	40,652	40,652
Net income (loss) available (related) to common stockholders	(24,898)	247,882	66,814	(47,798)	242,000
Unrealized gains (losses) on available-for-sale securities	(45,048)	—	—	—	(45,048)
Reclassification adjustment for net (gains) losses included in net income (loss)	—	—	—	—	—
Other comprehensive income (loss)	(45,048)	—	—	—	(45,048)
Comprehensive income (loss)	(69,946)	255,745	66,814	(7,146)	245,467
Comprehensive income (loss) attributable to noncontrolling interests	—	7,863	—	—	7,863
Comprehensive income (loss) attributable to Annaly	$(69,946)	$247,882	$66,814	$(7,146)	$237,604
Noncash investing and financing activities:
Receivable for unsettled trades	867,231	—	24,062	—	891,293
Payable for unsettled trades	1,410,470	6,024	106,256	—	1,522,750
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	(45,048)	—	—	—	(45,048)
Dividends declared, not yet paid	—	—	—	511,203	511,203
Total assets
Total assets	$89,373,473	$44,237,023	$4,899,360	$27,735	$138,537,591

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Three Months Ended March 31, 2025
	Agency	Residential Credit	MSR	Corporate & Other	Consolidated
	(dollars in thousands)
Interest income	$849,200	$466,853	$—	$1,055	$1,317,108
Interest expense	718,253	378,174	—	710	1,097,137
Net interest income	130,947	88,679	—	345	219,971
Servicing and related income	—	—	140,435	—	140,435
Servicing and related expense	—	—	14,113	—	14,113
Net servicing income	—	—	126,322	—	126,322
Other income (loss)	(166,925)	12,090	(2,961)	(1,861)	(159,657)
Less: Total general and administrative expenses	17,316	15,506	9,393	5,849	48,064
Income (loss) before income taxes	(53,294)	85,263	113,968	(7,365)	138,572
Income taxes	290	(524)	8,510	(9)	8,267
Net income (loss)	(53,584)	85,787	105,458	(7,356)	130,305
Less: Net income (loss) attributable to noncontrolling interest	—	6,081	—	—	6,081
Net income (loss) attributable to Annaly	(53,584)	79,706	105,458	(7,356)	124,224
Dividends on preferred stock	—	—	—	37,157	37,157
Net income (loss) available (related) to common stockholders	(53,584)	79,706	105,458	(44,513)	87,067
Unrealized gains (losses) on available-for-sale securities	164,877	—	—	—	164,877
Reclassification adjustment for net (gains) losses included in net income (loss)	65,403	—	—	—	65,403
Other comprehensive income (loss)	230,280	—	—	—	230,280
Comprehensive income (loss)	176,696	85,787	105,458	(7,356)	360,585
Comprehensive income (loss) attributable to noncontrolling interests	—	6,081	—	—	6,081
Comprehensive income (loss) attributable to Annaly	$176,696	$79,706	$105,458	$(7,356)	$354,504
Noncash investing and financing activities:
Receivable for unsettled trades	2,306	—	217	—	2,523
Payable for unsettled trades	2,220,276	—	84,498	—	2,304,774
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	230,280	—	—	—	230,280
Dividends declared, not yet paid	—	—	—	421,637	421,637
Total assets
Total assets	$70,429,198	$30,678,639	$3,849,181	$158,328	$105,115,346

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

19. LEASE COMMITMENTS AND CONTINGENCIES

The Company’s operating leases are primarily comprised of corporate office leases with remaining lease terms of approximately two years and sixteen years. The corporate office leases include options to extend for up to five years, however the extension terms were not included in the operating lease liability calculation. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The lease cost for the three months ended March 31, 2026 and 2025 was $0.9 million and $1.1 million, respectively.

Supplemental information related to leases as of and for the three months ended March 31, 2026 was as follows:

Operating Leases	Classification	March 31, 2026
Assets	(dollars in thousands)
Operating lease right-of-use assets	Other assets	$26,237
Liabilities
Operating lease liabilities (1)	Other liabilities	$33,670
Lease term and discount rate
Weighted average remaining lease term		16.0 years
Weighted average discount rate (1)		7.0%
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$65
(1) For the Company’s leases that do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

The following table provides details related to maturities of lease liabilities:

Maturity of Lease Liabilities
Years ending December 31,	(dollars in thousands)
2026 (remaining)	$196
2027	2,503
2028	3,854
2029	3,831
2030	3,831
Later years	48,210
Total lease payments	$62,425
Less: imputed interest	28,755
Present value of lease liabilities	$33,670

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
Contingencies
From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies at March 31, 2026 and December 31, 2025.

20. SUBSEQUENT EVENTS

In April 2026, the Company completed and closed four securitizations of residential mortgage loans, OBX 2026-NQM5, with a face value of $876.5 million, OBX 2026-AHC1, with a face value of $349.3 million, OBX 2026-INV2, with a face value of $383.8 million, and OBX 2026-CES1, with a face value of $210.9 million. These securitizations represent financing transactions which provided and continue to provide non-recourse financing to the Company collateralized by residential mortgage loans purchased by the Company.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

INDEX TO ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Page
Overview	37
Business Environment	37
Economic Environment	38
Income Tax Reform	39
Results of Operations	39
Net Income (Loss) Summary	40
Non-GAAP Financial Measures	41
Earnings Available for Distribution, Earnings Available for Distribution Attributable to Common Stockholders, Earnings Available for Distribution Per Average Common Share and Annualized EAD Return on Average Equity	42
Premium Amortization Expense	44
Economic Leverage and Economic Capital Ratios	44
Interest Income (excluding PAA), Economic Interest Expense and Economic Net Interest Income (excluding PAA)	45
Experienced and Projected Long-term CPR	46
Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA), Net Interest Margin (excluding PAA), and Average Economic Cost of Interest Bearing Liabilities	47
Economic Interest Expense and Average Economic Cost of Interest Bearing Liabilities	48
Other Income (Loss)	49
General and Administrative Expenses	49
Return on Average Equity	50
Unrealized Gains and Losses - Available-for-Sale Investments	50
Financial Condition	51
Residential Securities	51
Contractual Obligations	53
Commitments and Contractual Obligations with Unconsolidated Entities	54
Capital Management	54
Stockholders’ Equity	54
Capital Stock	54
Leverage and Capital	55
Risk Management	56
Risk Appetite	56
Governance	56
Description of Risks	57
Liquidity and Funding Risk Management	57
Funding	58
Excess Liquidity	59
Maturity Profile and Interest Rate Sensitivity	60
Stress Testing	61
Liquidity Management Policies	62
Investment/Market Risk Management	62
Credit Risk Management	63
Counterparty Risk Management	63
Operational Risk Management	64
Compliance, Regulatory and Legal Risk Management	65
Critical Accounting Estimates	66
Valuation of Financial Instruments	66
Residential Securities	66
Residential Mortgage Loans	66
MSR	67
Interest Rate Swaps	67
Revenue Recognition	67
Consolidation of Variable Interest Entities	67
Use of Estimates	68
Glossary of Terms	69

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

Business Environment
The first quarter of 2026 (“Q1 2026”) was shaped by significant geopolitical uncertainty, as the war between the United States, Israel, and Iran led to a substantial energy price shock, potentially posing challenges to U.S. economic resilience. Although the U.S. remains better insulated from rising commodity prices than economies in Europe and Asia, the increase in oil and food prices has placed additional pressure on consumers who are already experiencing slower income growth, a labor market characterized by limited turnover, and persistent affordability constraints. Despite the positive income effects from last year’s tax reform, U.S. consumers appear more exposed to energy price shocks than they were in 2022.
Fixed income markets responded strongly to the geopolitical turmoil and higher commodity prices, resulting in a notable sell-off in Treasury yields during March. Investors adjusted for higher near-term inflation and sought increased term premia, with short-term yields leading the interest rate sell-off. Although volatility subsided in April following a ceasefire announcement, yield levels remain above their averages from earlier in 2026. Expectations for Federal Reserve (the “Fed”) monetary policy have also shifted, with markets now pricing in a limited chance of an interest rate cut in 2026, compared to the expectation of multiple cuts before the start of the conflict in Iran at the end of February. Fed officials appear inclined to wait for clearer economic signals before making further adjustments to the Federal Funds Target Rate.
Agency mortgage-backed securities (“Agency MBS”) experienced an eventful quarter, with spreads tightening sharply following the January 8, 2026 announcement that the Government Sponsored Enterprises (“GSEs”) would purchase $200 billion in Agency MBS, and widening later in the quarter due to increased rate volatility following the onset of the armed conflict in Iran. Nonetheless, the quarter underscored strong demand for Agency MBS. Additionally, U.S. banking regulators released reproposed regulatory capital rules in March, which are more market-friendly than previous proposals and current standards. These changes are expected to support bank lending in the residential mortgage sector, potentially boosting prime loan growth and reducing Agency MBS securitization rates. Overall, this regulatory shift provides a favorable tailwind for housing finance.
During the quarter, Annaly generated an economic return of +1.5%, marking the tenth consecutive quarter in which we were able to deliver a positive economic return. Economic leverage remained at conservative levels of 5.7x, and earnings per share available for distribution reached $0.76, once again surpassing the dividend, as it has for every quarter since it was increased a year ago. The capital markets environment was supportive, enabling the raising of over $500 million in common equity through our at-the-market sales program. Most of this capital was deployed into the Residential Credit and MSR businesses, increasing their combined allocation by six percentage points to 44% as our investment strategy focused on dynamic capital allocation across various business lines as relative value opportunities emerged. Early in the quarter, Agency MBS became notably more expensive as the market absorbed the impact of the $200 billion GSE Agency MBS purchase announcement. This prompted a strategic redeployment of capital away from Agency MBS towards the credit businesses, which offered more attractive risk-adjusted returns. As the quarter progressed, Agency MBS spreads returned to more appealing valuations, supported by robust technical factors, resulting in a more balanced investing landscape moving forward.
By quarter-end, the Agency MBS portfolio stood at $92 billion in market value, a slight decrease from year-end, with Agency MBS assets representing 56% of the firm’s capital. MBS richened in January, softened in February as investors diversified away from arguably tight spreads, and widened in March due to heightened volatility and risk-off sentiment linked to geopolitical events. Despite wide fluctuations, the overall widening for the quarter was modest, with lower coupon securities outperforming. Notably, the relative outperformance of Agency MBS during periods of geopolitical volatility is encouraging for the sector. Compared to last year’s tariff-driven spread widening in April 2025, Q1 2026 valuations started higher, and implied interest rate volatility increased by more, but the magnitude of the widening was less than half of what was experienced last year, highlighting diversified demand. Strong weekly flows to fixed income funds and collateralized mortgage obligation (“CMO”) issuance, absorbing over 30% of gross supply, further bolstered the sector, as banks increased purchases of CMO floaters. The proposed changes to bank capital requirements should encourage banks to retain more loans, which could lower securitization rates and slow organic growth in Agency MBS.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Portfolio activity included marginal additions to Agency commercial mortgage-backed security holdings and repositioning within the MBS portfolio by rotating down in coupon from 6.0% to 4.5% TBA securities during the late quarter sell-off in rates. These adjustments aimed to secure more durable cashflows and enhance portfolio convexity in the event of further rate declines. Consequently, the portfolio’s weighted average coupon decreased by six basis points to 5.06%. Interest rate exposure remained conservative, with disciplined hedging to protect book value and manage risk. Heightened volatility prompted more active hedge adjustments, though overall hedge levels changed only slightly by quarter-end. The portfolio maintains exposure in swap spreads, benefiting from clearer bank capital regulation, while Treasuries remain an essential hedge during sharp volatility episodes.
The Residential Credit portfolio concluded the quarter at $10.3 billion in market value, marking a substantial 30% increase compared to the previous quarter. This growth was primarily driven by continued expansion in the whole loan correspondent channel. In tandem with the portfolio’s growth, capital allocation to Residential Credit rose to 23% of the firm’s capital, representing a four-percentage point increase quarter-over-quarter. Whole loan acquisitions were a key driver of portfolio expansion, with $6.7 billion settled during the quarter, approximately 80% of which was sourced through the correspondent channel. Loan-Lock volumes were also strong, reaching $7.4 billion in Q1 2026, which reflects a 16% increase quarter-over-quarter and a 41% increase year-over-year (“yoy”).
Residential credit spreads tightened early in the year in tandem with the spread movement in Agency MBS basis. However, similar to Agency MBS, residential credit spreads reversed some of their tightening in late February and March, with AAA-rated Non-QM spreads ending the quarter 10 to 15 basis points wider. Despite this volatility, capital markets remained robust, as evidenced by Q1 2026 residential credit gross issuance totaling $79 billion, nearly 50% higher than volumes seen in Q1 2025.
The OBX securitization platform demonstrated significant activity, settling eight securitizations totaling $4.7 billion in the quarter and generating $570 million of high-quality proprietary assets for both Annaly’s balance sheet and its joint venture. Following quarter-end, an additional four securitizations were priced, bringing the year-to-date total to twelve securitizations and $6.6 billion. Onslow Bay continues to be the largest non-bank securitizer of residential credit and is well positioned to benefit from the ongoing growth in the private label securitization market as well as private asset-backed finance. The firm’s credit standards remain rigorous, with the quarter-end locked pipeline featuring a weighted average FICO score of 762, a combined loan-to-value ratio of 67%, and approximately 3% of the portfolio exceeding 80% combined LTV.
The MSR portfolio, including unsettled commitments as of quarter-end, ended Q1 2026 at $4.2 billion in market value, reflecting an increase of over $300 million quarter-over-quarter. Capital allocation to MSR grew to 21%, from 19% at the start of the year. During the quarter, commitments were made to purchase $24 billion in unpaid principal balance, or roughly $388 million in market value of MSR, with a weighted average note rate of 3.4%. These acquisitions were spread across four bulk packages and our flow channels. The firm remained the second largest buyer of conventional MSR in Q1 2026, as measured by transfers, and is now ranked as the fifth largest non-bank Agency MBS servicer.
Bulk supply in Q1 2026 exceeded that of Q1 2025, with expectations for healthy supply levels continuing throughout the year. Annaly has expanded its flow MSR capabilities to acquire current coupon MSR when attractive, with active flow sellers more than tripling quarter-over-quarter. Purchases via flow channels totaled $1.9 billion in UPB, nearly double the Q4 figure, though this remains a small portion of overall acquisitions. Underlying portfolio fundamentals are solid, with low prepay speeds at 4.2% and a high-quality credit profile, evidenced by serious delinquencies below 50 basis points. The portfolio’s weighted average note rate of 3.3% provides strong prepayment protection and is the lowest among the top 20 largest Agency MSR holders. As a result, the MSR valuation multiple increased modestly to 5.94x during the quarter, primarily due to rising interest rates.

Economic Environment
The U.S. economy expanded in 2025 with real GDP growth coming in at 2.1% yoy, slightly above annual trend growth. The economic expansion continued to be predicated on strong consumer spending and private sector business investments, with the former advancing 2.6% yoy while the latter grew 1.9% yoy. Nevertheless, 2025 represented a downshift from the growth pace achieved in the prior four years as the growth momentum decelerated to end the year with GDP rising a more muted 0.5% SAAR in Q4 2025. Despite the Q4 2025 headline miss, the underlying details remained relatively positive. Real final sales to private domestic purchasers expanded 1.8% SAAR – a level consistent with the growth pace seen in the post pandemic period. Meanwhile, government spending declined meaningfully as the combination of the October/November 2025 government shutdown and a material reduction in the federal workforce resulted in a one percentage point drag on Q4 2025 GDP growth. Lastly, net trade normalized and had a limited impact on growth, subtracting 22 bps from Q4 2025 GDP. Looking ahead, the conflict in the Middle East has brought a significant energy price shock that may challenge the thus far solid performance of the U.S. economy, with Q1 2026 GDP still expected to rebound from the Q4 2025 level, albeit to a lesser extent than forecasted ahead of the conflict in Iran.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
After weakening gradually throughout 2025, the labor market saw three consecutive employment reports with material surprises in either direction in Q1 2026. Looking through the volatility, it appears that payrolls are stabilizing near, or slightly above, their breakeven level with labor supply and demand in rough balance. According to the Bureau of Labor Statistics, employers added 178,000 jobs in March and a net 205,000 jobs in the quarter. However, the breadth of hiring remains limited, with the healthcare sector still accounting for most job growth. The unemployment rate ended the quarter at 4.3%, a modest decline from the 4.4% rate at the end of 2025. The labor force participation rate declined to 61.9%, its lowest level since late 2021. Wage growth, as measured by the year-over-year change in Average Hourly Earnings, fell from 3.7% in the fourth quarter of 2025 to 3.5% in the first quarter of 2026.
Inflation was little changed on a yoy rate in Q1 2026, and progress towards the Fed’s 2% target remained slow. The headline Personal Consumption Expenditure Chain Price Index, the Fed’s preferred inflation gauge, measured 2.8% yoy in February 2026, in line with the December 2025 reading. The core measure, which does not include price changes in food and energy sectors, measured 3.0 % yoy as of February, unchanged from December 2025. In the meantime, the March core consumer price index was better-than-expected, while the headline index featured a significant acceleration driven by the ongoing energy price shock from the conflict in the Middle East. Overall, core commodity prices remained soft while core services remained firm. Looking ahead, we expect that inflation prints will be volatile given the higher commodity prices, with core inflation continuing to make only slow progress towards 2%.
U.S. interest rates repriced sharply in Q1 2026 as deteriorating risk sentiment tied to the conflict in Iran reignited inflation concerns and prompted a reassessment of monetary policy. Treasury yields rose across the yield curve, led by the front end, as expectations for Fed easing were pared back, resulting in a flatter yield curve. Market-based measures of short‑term inflation expectations increased meaningfully alongside higher energy prices, though longer‑term inflation measures declined, suggesting the inflation shock was viewed as near‑term rather than structural. Against this backdrop, interest rate volatility rebounded from the subdued levels seen earlier in the year. Amid higher volatility and rising yields, mortgage spreads widened over the quarter, with the spread between the 30‑year Agency MBS coupon and the 10‑year U.S. Treasury rate widening to 106 bps.
The following table presents interest rates and spreads at each date presented:

	March 31, 2026	December 31, 2025	March 31, 2025
30-Year mortgage current coupon	5.38%	5.04%	5.51%
Mortgage basis	106 bps	87 bps	130 bps
10-Year U.S. Treasury rate	4.32%	4.17%	4.21%
OIS SOFR Swaps
1-Month	3.66%	3.67%	4.32%
6-Month	3.68%	3.58%	4.18%
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Net Income (Loss) Summary
The following table presents financial information related to our results of operations as of and for the three months ended March 31, 2026 and 2025.

	As of and for the Three Months Ended March 31,
	2026	2025
	(dollars in thousands, except per share data)
Interest income	$1,724,930	$1,317,108
Interest expense	1,272,239	1,097,137
Net interest income	452,691	219,971
Servicing and related income	159,133	140,435
Servicing and related expense	16,580	14,113
Net servicing income	142,553	126,322
Other income (loss)	(253,684)	(159,657)
Less: Total general and administrative expenses	52,564	48,064
Income (loss) before income taxes	288,996	138,572
Income taxes	(1,519)	8,267
Net income (loss)	290,515	130,305
Less: Net income (loss) attributable to noncontrolling interests	7,863	6,081
Net income (loss) attributable to Annaly	282,652	124,224
Less: Dividends on preferred stock	40,652	37,157
Net income (loss) available (related) to common stockholders	$242,000	$87,067
Net income (loss) per share available (related) to common stockholders
Basic	$0.33	$0.15
Diluted	$0.33	$0.15
Weighted average number of common shares outstanding
Basic	722,707,153	587,149,704
Diluted	724,364,897	588,420,998
Other information
Investment portfolio at period-end	$134,055,506	$101,959,102
Average total assets	$137,073,715	$104,335,865
Average equity	$16,242,861	$12,890,730
GAAP leverage at period-end (1)	7.3:1	6.8:1
GAAP capital ratio at period-end (2)	11.8%	12.4%
Annualized return (loss) on average total assets	0.85%	0.50%
Annualized return (loss) on average equity (3)	7.15%	4.04%
Net interest margin (4)	1.41%	0.87%
Average yield on interest earning assets (5)	5.36%	5.18%
Average GAAP cost of interest bearing liabilities (6)	4.29%	4.77%
Net interest spread	1.07%	0.41%
Weighted average experienced CPR for the period	10.2%	7.1%
Weighted average projected long-term CPR at period-end	10.4%	9.5%
Common stock book value per share	$19.82	$19.02
Non-GAAP metrics *
Interest income (excluding PAA)	$1,721,236	$1,329,404
Economic interest expense (6)	$1,164,874	$892,748
Economic net interest income (excluding PAA)	$556,362	$436,656
Premium amortization adjustment cost (benefit)	$(3,694)	$12,296
Earnings available for distribution (7)	$589,888	$461,857
Earnings available for distribution per average common share	$0.76	$0.72
Annualized EAD return on average equity (excluding PAA)	14.58%	14.43%
Economic leverage at period-end (1)	5.7:1	5.7:1
Economic capital ratio at period-end (2)	14.7%	14.8%
Net interest margin (excluding PAA) (4)	1.71%	1.69%
Average yield on interest earning assets (excluding PAA) (5)	5.35%	5.23%
Average economic cost of interest bearing liabilities (6)	3.93%	3.88%
Net interest spread (excluding PAA)	1.42%	1.35%

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
(3) Annualized GAAP return (loss) on average equity annualizes realized and unrealized gains and (losses) which may not be indicative of full year performance, unannualized GAAP return (loss) on average equity is 1.79% and 1.01% for the three months ended March 31, 2026 and 2025, respectively.
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

GAAP
Net income (loss) was $290.5 million, which includes $7.9 million attributable to noncontrolling interests, or $0.33 per average basic common share, for the three months ended March 31, 2026, compared to $130.3 million, which includes $6.1 million attributable to noncontrolling interests, or $0.15 per average basic common share, for the same period in 2025. We attribute the majority of the change in net income (loss) to favorable changes in net gains (losses) on derivatives, net interest income, and net servicing income, partially offset by an unfavorable change in net gains (losses) on investments and other. Net gains (losses) on derivatives was $409.1 million for the three months ended March 31, 2026 compared to ($977.9) million for the same period in 2025. Net interest income for the three months ended March 31, 2026 was $452.7 million, compared to $220.0 million for the same period in 2025. Net servicing income for the three months ended March 31, 2026 was $142.6 million, compared to $126.3 million for the same period in 2025. Net gains (losses) on investments and other was ($672.1) million for the three months ended March 31, 2026, compared to $810.8 million for the same period in 2025.

Non-GAAP
Earnings available for distribution were $589.9 million, or $0.76 per average common share, for the three months ended March 31, 2026, compared to $461.9 million, or $0.72 per average common share, for the same period in 2025. The change in earnings available for distribution during the three months ended March 31, 2026, compared to the same period in 2025, was primarily due to higher coupon income resulting from higher residential mortgage loan and securities balances and purchasing securities higher up in the coupon stack since Q1 2025. This change was partially offset by higher interest expense, resulting from higher securitized debt and repurchase agreement balances despite lower average rates, and an unfavorable change in the net interest component of interest rate swaps.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The following table presents a reconciliation of GAAP financial results to non-GAAP earnings available for distribution for the periods presented:

	For the Three Months Ended March 31,
	2026	2025
	(dollars in thousands, except per share data)
GAAP net income (loss)	$290,515	$130,305
Adjustments to exclude reported realized and unrealized (gains) losses
Net (gains) losses on investments and other (1)	674,162	(810,970)
Net (gains) losses on derivatives (2)	(312,265)	1,169,412
Other adjustments
Amortization of intangibles	673	673
Non-EAD (income) loss allocated to equity method investments (3)	—	147
Transaction expenses and non-recurring items (4)	7,951	6,782
Income tax effect of non-EAD income (loss) items	(4,812)	7,355
TBA dollar roll income (5)	18,993	11,275
MSR amortization (6)	(78,646)	(62,433)
EAD attributable to noncontrolling interests	(2,989)	(2,985)
Premium amortization adjustment cost (benefit)	(3,694)	12,296
Earnings available for distribution *	589,888	461,857
Dividends on preferred stock	40,652	37,157
Earnings available for distribution attributable to common stockholders *	$549,236	$424,700
GAAP net income (loss) per average common share	$0.33	$0.15
Earnings available for distribution per average common share *	$0.76	$0.72
Annualized GAAP return (loss) on average equity (7)	7.15%	4.04%
Annualized EAD return on average equity *	14.58%	14.43%
* Represents a non-GAAP financial measure. Refer to the disclosure within this section above for additional information on non-GAAP financial measures.
(1) Includes write-downs or recoveries which are reported in Other, net in the Company's Consolidated Statements of Comprehensive Income (Loss).
(2) The adjustment to add back Net (gains) losses on derivatives does not include the net interest component of interest rate swaps which is reflected in earnings available for distribution. The net interest component of interest rate swaps totaled $96.8 million and $191.5 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
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
(7) Annualized GAAP return (loss) on average equity annualizes realized and unrealized gains and (losses) which may not be indicative of full year performance, unannualized GAAP return (loss) on average equity is 1.79%, and 1.01% for the three months ended March 31, 2026 and March 31, 2025, respectively.

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
The following table illustrates the impact of the PAA on premium amortization expense for our Residential Securities portfolio for the periods presented:

	For the Three Months Ended March 31,
	2026	2025
	(dollars in thousands)
Premium amortization expense	$67,509	$57,412
Less: PAA cost (benefit)	(3,694)	12,296
Premium amortization expense (excluding PAA)	$71,203	$45,116

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
The following table presents a reconciliation of GAAP debt to economic debt for purposes of calculating our economic leverage ratio for the periods presented:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	As of
	March 31, 2026	March 31, 2025
Economic leverage ratio reconciliation	(dollars in thousands)
Repurchase agreements	$85,068,102	$61,659,460
Other secured financing	1,125,000	900,000
Debt issued by securitization vehicles	30,719,417	21,802,193
Participations issued	2,484,018	1,748,273
U.S. Treasury securities sold, not yet purchased	—	2,519,125
Total GAAP debt	$119,396,537	$88,629,051
Less Non-recourse debt:
Debt issued by securitization vehicles (1)	$(30,463,341)	$(21,802,193)
Participations issued	(2,484,018)	(1,748,273)
Total recourse debt	$86,449,178	$65,078,585
Plus / (Less):
Cost basis of TBA derivatives	5,948,177	6,612,755
Payable for unsettled trades	1,522,750	2,304,774
Receivable for unsettled trades	(891,293)	(2,523)
Economic debt *	$93,028,812	$73,993,591
Total equity	$16,325,811	$13,084,508
Economic leverage ratio *	5.7:1	5.7:1

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

The following table presents a reconciliation of GAAP total assets to economic total assets for purposes of calculating our economic capital ratio for the periods presented:

	As of
	March 31, 2026	March 31, 2025
Economic capital ratio reconciliation	(dollars in thousands)
Total GAAP assets	$138,537,591	$105,115,346
Less:
Gross unrealized gains on TBA derivatives (1)	(28,927)	(35,095)
Debt issued by securitization vehicles (2)	(30,463,341)	(21,802,193)
Participations issued	(2,484,018)	(1,748,273)
Plus:
Implied market value of TBA derivatives	5,845,420	6,635,383
Total economic assets *	$111,406,725	$88,165,168
Total equity	$16,325,811	$13,084,508
Economic capital ratio (3) *	14.7%	14.8%

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
The following tables present a reconciliation of GAAP interest income and GAAP interest expense to non-GAAP interest income (excluding PAA), economic interest expense and economic net interest income (excluding PAA), respectively, for the periods presented:
Interest Income (excluding PAA)

	GAAP Interest Income	PAA Cost (Benefit)	Interest Income (excluding PAA) *
For the three months ended	(dollars in thousands)
March 31, 2026	$1,724,930	$(3,694)	$1,721,236
March 31, 2025	$1,317,108	$12,296	$1,329,404
* Represents a non-GAAP financial measure. Refer to disclosures within this section above for additional information on non-GAAP financial measures.
Economic Interest Expense and Economic Net Interest Income (excluding PAA)

	GAAP Interest Expense	Add: Net Interest Component of Interest Rate Swaps and Net Interest on Initial Margin	Economic Interest Expense * (1)	GAAP Net Interest Income	Less: Net Interest Component of Interest Rate Swaps and Net Interest on Initial Margin	Economic Net Interest Income *	Add: PAA Cost (Benefit)	Economic Net Interest Income (excluding PAA) *
For the three months ended		(dollars in thousands)
March 31, 2026	$1,272,239	$(107,365)	$1,164,874	$452,691	$(107,365)	$560,056	$(3,694)	$556,362
March 31, 2025	$1,097,137	$(204,389)	$892,748	$219,971	$(204,389)	$424,360	$12,296	$436,656
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

	Experienced CPR (1)	Projected Long-term CPR (2)
For the three months ended
March 31, 2026	10.2%	10.4%
March 31, 2025	7.1%	9.5%
(1) For the three months ended March 31, 2026 and 2025, respectively. (2) At March 31, 2026 and 2025, respectively.

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
Disclosure of these measures, which are presented below, provides investors with additional detail regarding how management evaluates our performance.
Net Interest Spread (excluding PAA)

	Average Interest Earning Assets (1)	Interest Income (excluding PAA) *	Average Yield on Interest Earning Assets (excluding PAA) *	Average Interest Bearing Liabilities (2)	Economic Interest Expense * (2)	Average Economic Cost of Interest Bearing Liabilities * (2)	Economic Net Interest Income (excluding PAA) *	Net Interest Spread (excluding PAA) *
For the three months ended	(dollars in thousands)
March 31, 2026	$128,783,013	$1,721,236	5.35%	$118,603,594	$1,164,874	3.93%	$556,362	1.42%
March 31, 2025	$101,631,610	$1,329,404	5.23%	$92,001,700	$892,748	3.88%	$436,656	1.35%
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

Net Interest Margin (excluding PAA)

	Interest Income (excluding PAA) *	TBA Dollar Roll Income (1)	Economic Interest Expense * (2)	Subtotal	Average Interest Earnings Assets	Average TBA Contract Balances	Subtotal	Net Interest Margin (excluding PAA) *
For the three months ended		(dollars in thousands)
March 31, 2026	$1,721,236	18,993	(1,164,874)	$575,355	$128,783,013	5,443,741	$134,226,754	1.71%
March 31, 2025	$1,329,404	11,275	(892,748)	$447,931	$101,631,610	4,625,212	$106,256,822	1.69%
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
Average Economic Cost of Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense * (1)	Average Economic Cost of Interest Bearing Liabilities *	Average One- Month Term SOFR	Average Six- Month Term SOFR	Average One-Month Term SOFR Relative to Average Six- Month Term SOFR	Average Economic Cost of Interest Bearing Liabilities Relative to Average One- Month Term SOFR	Average Economic Cost of Interest Bearing Liabilities Relative to Average Six-Month Term SOFR
For the three months ended
March 31, 2026	$118,603,594	$118,271,537	$1,164,874	3.93%	3.67%	3.63%	0.04%	0.26%	0.30%
March 31, 2025	$92,001,700	$87,729,051	$892,748	3.88%	4.32%	4.24%	0.08%	(0.44%)	(0.36%)
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

Economic interest expense increased by $272.1 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to the reduction in the net interest component of interest rate swaps, which was $96.8 million for the three months ended March 31, 2026, compared to $191.5 million for the same period in 2025. Adding to this increase was higher interest expense on increased securitized debt and repurchase agreement balances despite lower average rates.
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
At March 31, 2026 and December 31, 2025, the majority of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Securities, residential mortgage loans, and MSR. All of our Residential Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and maintain the liquidity and strength of our balance sheet.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Other Income (Loss)
For the Three Months Ended March 31, 2026 and 2025

Net Gains (Losses) on Investments and Other
Net gains (losses) on disposal of investments was ($26.7) million for the three months ended March 31, 2026, compared to ($49.4) million for the same period in 2025. For the three months ended March 31, 2026, we disposed of Residential Securities with a carrying value of $5.0 billion for an aggregate net gain (loss) of $35.9 million. For the same period in 2025, we disposed of Residential Securities with a carrying value of $5.2 billion for an aggregate net gain (loss) of ($54.6) million. Realized gains (losses) on U.S. Treasury securities sold, not yet purchased was $16.4 million for the three months ended March 31, 2026, compared to $43.8 million for the same period in 2025. Realized gains (losses) on Residential Loans was ($29.9) million for the three months ended March 31, 2026, compared to ($10.0) million for the same period in 2025. Realized gains (losses) on MSR were ($31.9) million for the three months ended March 31, 2026, compared to ($18.5) million for the same period in 2025 as prepayments increased slightly on a larger overall MSR portfolio.
Net unrealized gains (losses) on instruments measured at fair value through earnings was ($645.5) million for the three months ended March 31, 2026, compared to $860.2 million for the same period in 2025, primarily due to unfavorable changes in unrealized gains (losses) on Agency MBS of ($1.7) billion, securitized residential whole loans of consolidated VIEs of ($169.5) million, and residential whole loans of ($56.8) million, partially offset by favorable changes in residential securitized debt of consolidated VIEs of $294.9 million, U.S. Treasury securities sold, not yet purchased of $95.9 million, participations issued of $26.5 million, and CRT securities of $11.5 million.
Net Gains (Losses) on Derivatives
Net gains (losses) on interest rate swaps for the three months ended March 31, 2026 was $322.9 million, compared to ($605.8) million for the same period in 2025, primarily attributable to favorable changes in unrealized gains (losses) on interest rate swaps and realized gains (losses) on termination or maturity of interest rate swaps, partially offset by an unfavorable change in net interest component of interest rate swaps. Unrealized gains (losses) on interest rate swaps was $231.8 million for the three months ended March 31, 2026, compared to ($753.6) million for the same period in 2025. Realized gains (losses) on termination or maturity of interest rate swaps was ($5.8) million for the three months ended March 31, 2026, compared to ($43.8) million for the same period in 2025, which reflected our termination or maturity of fixed-rate payer interest rate swaps with a notional amount of $5.1 billion, compared to fixed-rate payer and receiver interest rate swaps with notional amounts of $11.7 billion and $3.2 billion, respectively, for the same period in 2025. Net interest component on interest rate swaps was $96.8 million for the three months ended March 31, 2026, compared to $191.5 million for the same period in 2025.
Net gains (losses) on other derivatives was $86.2 million for the three months ended March 31, 2026, compared to ($372.0) million for the same period in 2025. The change in net gains (losses) on other derivatives was primarily due to favorable changes in net gains (losses) on futures, which was $161.9 million for the three months ended March 31, 2026, compared to ($403.5) million for the same period in 2025, and net gains (losses) on interest rate swaptions, which was $21.1 million for the three months ended March 31, 2026, compared to ($8.6) million for the same period in 2025, partially offset by unfavorable changes in net gains (losses) on TBA derivatives, which was ($93.5) million for the three months ended March 31, 2026, compared to $30.2 million for the same period in 2025, and net gains (losses) on purchase commitments, which was ($3.3) million for the three months ended March 31, 2026, compared to $9.9 million for the same period in 2025.
Other, Net
Other, net includes brokerage and commission fees, due diligence costs, securitization expenses, interest on custodial balances, and items whose amounts, either individually or in the aggregate, would not, in the opinion of management, be meaningful to readers of the financial statements. Given the nature of certain components of this line item, balances may fluctuate from period to period. Other, net for the three months ended March 31, 2026 was $9.3 million, compared to $7.4 million for the same period in 2025, primarily attributable to an increase in interest on custodial balances, advisory income, conduit transaction fees, and an increase in earnings from unconsolidated joint ventures, partially offset by an increase in trading activity related expenses, MSR financing expenses, a decrease in net interest income on initial margin related to interest rate swaps, and an increase in securitization related costs.

General and Administrative Expenses
General and administrative (“G&A”) expenses consist of compensation and other expenses. The following table shows our total G&A expenses as compared to average total assets and average equity for the periods presented.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
G&A Expenses and Operating Expense Ratios

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the three months ended	(dollars in thousands)
March 31, 2026	$52,564	0.15%	1.29%
March 31, 2025	$48,064	0.18%	1.49%

G&A expenses were $52.6 million for the three months ended March 31, 2026, an increase of $4.5 million compared to the same period in 2025. The change in the period was primarily due to an increase in compensation expenses.

Return on Average Equity
The following table shows the components of our annualized return on average equity for the periods presented.
Components of Annualized Return on Average Equity

	Economic Net Interest Income/ Average Equity (1)	Net Servicing Income/Average Equity	Other Income (Loss)/Average Equity (2)	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the three months ended
March 31, 2026	13.53%	3.51%	(8.64%)	(1.29%)	0.04%	7.15%
March 31, 2025	12.77%	3.92%	(10.90%)	(1.49%)	(0.26%)	4.04%
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

	March 31, 2026	December 31, 2025
	(dollars in thousands)
Unrealized gain	$4,677	$5,704
Unrealized loss	(538,291)	(494,270)
Accumulated other comprehensive income (loss)	$(533,614)	$(488,566)

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
The fair value of these securities being less than amortized cost at March 31, 2026 is solely due to market conditions and not the quality of the assets. Substantially all of the Agency MBS have an actual or implied credit rating that is the same as that of the U.S. government. The investments do not require an allowance for credit losses because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal and interest amounts of the securities by the respective issuing Agency.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Financial Condition
Total assets were $138.5 billion and $135.6 billion at March 31, 2026 and December 31, 2025, respectively. The change was primarily due to increases in residential mortgage loans of $2.2 billion, securitized residential whole loans of consolidated VIEs of $2.1 billion, receivables for unsettled trades of $890.3 million, mortgage servicing rights of $470.1 million, and derivative assets of $279.6 million, partially offset by decreases in securities of $2.8 billion, cash and cash equivalents of $125.4 million, and principal and interest receivable of $120.2 million. Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class were as follows at March 31, 2026.

	Agency MBS	Residential Credit (1)	MSR	Total
Assets	(dollars in thousands)
Fair value	$86,380,653	$43,531,642	$4,143,211	$134,055,506
Implied market value of derivatives (2)	5,845,420	—	—	5,845,420
Debt
Repurchase agreements	78,294,832	6,773,270	—	85,068,102
Implied cost basis of derivatives (2)	5,948,177	—	—	5,948,177
Other secured financing	—	—	1,125,000	1,125,000
Debt issued by securitization vehicles	—	30,719,417	—	30,719,417
Participations issued	—	2,484,018	—	2,484,018
Net forward purchases	543,239	6,024	82,194	631,457
Other
Net other assets / liabilities	1,615,242	319,496	466,318	2,401,056
Net equity allocated	$9,055,067	$3,868,409	$3,402,335	$16,325,811

Net equity allocated (%)	56%	23%	21%	100%
Debt/net equity ratio (3)	8.6:1	10.3:1	0.3:1	7.3:1

(1) Fair value includes residential loans held for sale, commercial assets and liabilities and assets and liabilities associated with non-controlling interests.
(2) Derivatives include TBA contracts under Agency MBS.
(3) Represents the debt/net equity ratio as determined using amounts in the Consolidated Statements of Financial Condition.

Residential Securities
Substantially all of our Agency MBS at March 31, 2026 and December 31, 2025 were backed by single-family residential mortgage loans and were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Fannie Mae, Freddie Mac or Ginnie Mae pass through certificates or CMOs, which have an actual or implied credit rating that is the same as that of the U.S. government. We carry all of our Agency MBS at fair value in the Consolidated Statements of Financial Condition.
We accrete discount balances as an increase to interest income over the expected life of the related interest earning assets and we amortize premium balances as a decrease to interest income over the expected life of the related interest earning assets. At March 31, 2026 and December 31, 2025 we had in our Consolidated Statements of Financial Condition a total of $1.2 billion and $1.2 billion, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Securities acquired at a price below principal value) and a total of $2.9 billion and $2.9 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Residential Securities acquired at a price above principal value).
The weighted average experienced prepayment speed on our Agency MBS portfolio for the three months ended March 31, 2026 and 2025 was 10.2% and 7.1%, respectively. The weighted average projected long-term prepayment speed on our Agency MBS portfolio as of March 31, 2026 and 2025 was 10.4% and 9.5%, respectively.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The following table presents our Residential Securities that were carried at fair value at March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
	Estimated Fair Value
Agency
Fixed-rate pass-through	$78,361,753	$81,981,650
Adjustable-rate pass-through	163,257	119,052
CMO	2,495	2,640
Interest-only	608,296	614,068
Multifamily	7,244,852	6,911,244
Total agency securities	$86,380,653	$89,628,654
Residential credit
Credit risk transfer	$110,646	$213,800
Non-QM	410,782	336,152
Prime	218,059	114,275
SBC	171,650	176,978
NPL/RPL	470,389	447,817
RTL	122,551	192,626
Prime jumbo (>= 2010 vintage)	194,595	177,328
Total residential credit securities	$1,698,672	$1,658,976
Total Residential Securities	$88,079,325	$91,287,630

The following table summarizes certain characteristics of our Residential Securities (excluding interest-only mortgage-backed securities) and interest-only mortgage-backed securities at March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
Residential Securities (1)	(dollars in thousands)
Principal amount	$86,859,403	$89,265,062
Net premium	289,366	324,222
Amortized cost	87,148,769	89,589,284
Amortized cost / principal amount	100.33%	100.36%
Carrying value	86,742,572	89,984,622
Carrying value / principal amount	99.87%	100.81%
Weighted average coupon rate	5.12%	5.14%
Weighted average yield	5.01%	5.02%
Adjustable-rate Residential Securities (1)
Principal amount	$322,884	$376,967
Weighted average coupon rate	6.79%	7.53%
Weighted average yield	6.04%	6.81%
Weighted average term to next adjustment (2)	31 Months	6 Months
Weighted average lifetime cap (3)	9.51%	9.47%
Principal amount at period end as % of total residential securities	0.37%	0.42%
Fixed-rate Residential Securities (1)
Principal amount	$86,536,519	$88,888,095
Weighted average coupon rate	5.11%	5.13%
Weighted average yield	5.01%	5.02%
Principal amount at period end as % of total residential securities	99.63%	99.58%
Interest-only Residential Securities
Notional amount	$60,587,492	$54,177,136
Net premium	1,404,556	1,374,493
Amortized cost	1,404,556	1,374,493
Amortized cost / notional amount	2.32%	2.54%
Carrying value	1,336,753	1,303,008
Carrying value / notional amount	2.21%	2.41%
Weighted average coupon rate	0.54%	0.49%
Weighted average yield	6.19%	5.42%
(1) Excludes interest-only MBS. (2) Excludes non-Agency MBS and CRT securities. (3) Excludes non-Agency MBS and CRT securities as this attribute is not applicable to these asset classes.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

The following tables summarize certain characteristics of our Residential Credit portfolio at March 31, 2026.

		Payment Structure		Investment Characteristics (1)
Product	Estimated Fair Value	Senior	Subordinate	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR (2)
(dollars in thousands)
Credit risk transfer	$110,646	$—	$110,646	9.03%	1.45%	1.38%	5.89%
Non-QM	410,782	—	410,782	6.96%	7.41%	3.75%	20.51%
Prime	218,059	170,006	48,053	5.99%	13.64%	0.61%	14.08%
SBC	171,650	18,525	153,125	6.96%	24.08%	11.39%	25.71%
NPL/RPL	470,389	89,191	381,198	7.11%	19.37%	51.44%	7.98%
RTL	122,551	67,205	55,346	7.02%	15.69%	5.31%	53.84%
Prime jumbo (>=2010 vintage)	194,595	110,432	84,163	5.05%	1.08%	0.56%	6.24%
Total/weighted average	$1,698,672	$455,359	$1,243,313	6.91%	13.45%	18.40%	17.64%

(1) Investment characteristics exclude the impact of interest-only securities. (2) Represents the 3 month voluntary prepayment rate (“VPR”).

	Bond Coupon
Product	ARM	Fixed	Floater	Interest-Only	Estimated Fair Value
(dollars in thousands)
Credit risk transfer	$—	$—	$110,646	$—	$110,646
Non-QM	1,352	409,430	—	—	410,782
Prime	—	183,234	—	34,825	218,059
SBC	—	165,160	6,490	—	171,650
NPL/RPL	—	460,011	10,334	44	470,389
RTL	—	122,551	—	—	122,551
Prime jumbo (>=2010 vintage)	—	64,561	19,602	110,432	194,595
Total	$1,352	$1,404,947	$147,072	$145,301	$1,698,672

Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations at March 31, 2026. The table does not include the effect of net interest rate payments on our interest rate swap agreements. The net swap payments will fluctuate based on monthly changes in the receive rate. At March 31, 2026, the interest rate swaps had a net fair value of ($4.8) million.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$84,721,081	$347,021	$—	$—	$85,068,102
Interest expense on repurchase agreements (1)	349,099	19,511	—	—	368,610
Other secured financing	375,000	750,000	—	—	1,125,000
Interest expense on other secured financing (1)	67,091	22,644	—	—	89,735
Debt issued by securitization vehicles (principal)	—	—	—	31,165,337	31,165,337
Interest expense on debt issued by securitization vehicles	1,746,909	3,493,818	3,493,818	54,380,337	63,114,882
Participations issued (principal)	—	—	—	2,428,579	2,428,579
Interest expense on participations issued	155,073	310,147	310,147	3,838,719	4,614,086
Long-term operating lease obligations	263	7,248	7,662	47,252	62,425
Total	$87,414,516	$4,950,389	$3,811,627	$91,860,224	$188,036,756

(1) Interest expense on repurchase agreements and other secured financing calculated based on rates at March 31, 2026.
In the coming periods, we expect to continue to finance our Residential Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use securitization structures, credit facilities, or other term financing structures to finance certain of our assets. During the three months ended March 31, 2026, we received $2.6 billion from

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
principal repayments and $4.1 billion in cash from disposal of Securities. During the three months ended March 31, 2025, we received $1.7 billion from principal repayments and $7.3 billion in cash from disposal of Securities.

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

Stockholders’ Equity
The following table provides a summary of total stockholders’ equity at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Stockholders’ equity	(dollars in thousands)
6.95% Series F fixed-to-floating rate cumulative redeemable preferred stock	$696,910	$696,910
6.50% Series G fixed-to-floating rate cumulative redeemable preferred stock	411,335	411,335
6.75% Series I fixed-to-floating rate cumulative redeemable preferred stock	428,324	428,324
8.875% Series J fixed-rate cumulative redeemable preferred stock	265,911	265,911
Common stock	7,303	7,070
Additional paid-in capital	28,427,555	27,927,113
Accumulated other comprehensive income (loss)	(533,614)	(488,566)
Accumulated deficit	(13,429,615)	(13,157,325)
Total stockholders’ equity	$16,274,109	$16,090,772

Capital Stock
Common Stock
In January 2025, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding shares of common stock through December 31, 2029 (the “Common Stock Repurchase Program”). During the three months ended March 31, 2026 and 2025, no shares were repurchased under the Common Stock Repurchase Program.

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
On September 20, 2024, we entered into separate Distribution Agency Agreements (collectively, the “2024 Sales Agreements”)
with each of Barclays Capital Inc., BNP Paribas Securities Corp., BofA Securities, Inc., Citizens JMP Securities, LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., Morgan Stanley & Co., LLC, RBC

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC (collectively, the “2024 Sales Agents”). Under the terms of the 2024 Sales Agreements, we offered and sold shares of our common stock, having an aggregate offering price of up to $1.5 billion, from time to time through any of the 2024 Sales Agents (the “2024 At-The-Market Sales Program”).
On May 8, 2025, we entered into separate Distribution Agency Agreements (collectively, the “Prior Sales Agreements”) with each of Barclays Capital Inc., BNP Paribas Securities Corp., BofA Securities, Inc., BTIG, LLC, Citizens JMP Securities, LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., Morgan Stanley & Co., LLC, Piper Sandler & Co., RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC (the “Sales Agents”), which terminated and replaced the 2024 Sales Agreements. Under the terms of the Prior Sales Agreements, we offered and sold shares of our common stock, having an aggregate offering price of up to $2.0 billion, from time to time through any of the Sales Agents (the "Prior At-The-Market Sales Program").
On December 22, 2025, the Company entered into separate Distribution Agency Agreements (collectively, the “Sales Agreements”) with each of the Sales Agents, which terminated and replaced the Prior Sales Agreements. Under the terms of the Sales Agreements, the Company may offer and sell shares of its common stock, having an aggregate offering price of up to $2.5 billion, from time to time through any of the Sales Agents (the "Current At-The-Market Sales Program" and, together with the 2024 At-The-Market Sales Program and the Prior At-The-Market Sales Program, the "at-the-market sales program").
During the three months ended March 31, 2026, under the at-the-market sales program, we issued 22.3 million shares for proceeds of $508.5 million, net of commissions and fees. During the three months ended March 31, 2025, under the at-the-market sales program, we issued 23.3 million shares for proceeds of $495.7 million, net of commissions and fees.

Preferred Stock
On December 31, 2024, the Board approved a repurchase plan for all of our existing outstanding Preferred Stock (as defined below) (the “Preferred Stock Repurchase Program”). Under the terms of the Preferred Stock Repurchase Program, we are authorized to repurchase up to an aggregate of 63,500,000 shares of Preferred Stock, comprised of up to (i) 28,800,000 shares of our 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), (ii) 17,000,000 shares of our 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series G Preferred Stock”), and (iii) 17,700,000 shares of our 6.75% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”, and together with Series F Preferred Stock and Series G Preferred Stock, the “Preferred Stock”). The aggregate liquidation value of the Preferred Stock that may be repurchased by us pursuant to the Preferred Stock Repurchase Program, as of March 31, 2026, was approximately $1.6 billion.
The Preferred Stock Repurchase Program became effective on January 1, 2025 and will expire on December 31, 2029. During the three months ended March 31, 2026 and 2025, 0 shares were repurchased under the Preferred Stock Repurchase Program.
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
During the three months ended September 30, 2025, we issued 11,000,000 shares of our Series J Preferred Stock, which included the exercise by the underwriters of their option to purchase an additional 1,000,000 shares of Series J Preferred Stock solely to cover over-allotments, for gross proceeds of $275.0 million before deducting the underwriting discount and other estimated offering expenses.

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
Our GAAP leverage ratio at March 31, 2026 and December 31, 2025 was 7.3:1 and 7.2:1, respectively. Our economic leverage ratio, which is computed as the sum of Recourse Debt, cost basis of TBA derivatives outstanding, and net forward purchases (sales) of investments divided by total equity was 5.7:1 and 5.6:1, at March 31, 2026 and December 31, 2025, respectively. Our

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
GAAP capital ratio at March 31, 2026 and December 31, 2025 was 11.8% and 11.9%, respectively. Our economic capital ratio, which represents our ratio of stockholders’ equity to total economic assets (inclusive of the implied market value of TBA derivatives and net of debt issued by securitization vehicles (excluding structured repurchase transactions) and participations issued), was 14.7% and 14.9% at March 31, 2026 and December 31, 2025, respectively. Economic leverage ratio and economic capital ratio are non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section for additional information, including reconciliations to their most directly comparable GAAP results.

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
The risk appetite statement asserts the following key risk parameters to guide our investment management activities:

Risk Parameter	Description
Portfolio Composition	We will maintain a portfolio comprised of target assets approved by our Board and in accordance with our capital allocation policy.
Leverage	We generally expect to maintain an economic leverage ratio no greater than 10:1 considerate of our overall capital allocation framework.
Liquidity Risk	We will seek to maintain an unencumbered asset portfolio and committed sources of funding sufficient to meet our liquidity needs under adverse market conditions.
Interest Rate Risk	We will seek to manage interest rate risk to protect the portfolio from adverse rate movements utilizing derivative instruments targeting both income and capital preservation.
Credit Risk	We will seek to manage credit risk by making investments which conform to our specific investment policy parameters and optimize risk-adjusted returns.
Capital Preservation	We will seek to protect our capital base through disciplined risk management practices.
Operational Risk	We will seek to limit impacts to our business through disciplined operational risk management practices addressing areas including but not limited to, management of key third party relationships (i.e. originators, sub-servicers), human capital management, cybersecurity and technology related matters, business continuity and financial reporting risk.
Compliance, Regulatory and Legal	We will seek to comply with regulatory requirements needed to maintain our REIT status and our exemption from registration under the Investment Company Act and the licenses and approvals of our regulated and licensed subsidiaries.
Governance
Risk management begins with our Board, through the review and oversight of the risk management framework, and executive management, through the ongoing formulation of risk management practices and related execution in managing risk. The Board exercises its oversight of risk management primarily through the Risk Committee and Audit Committee with support from the other Board Committees. The Risk Committee is responsible for oversight of our risk governance structure, risk management (operational and market risk) and risk assessment guidelines and policies and our risk appetite. The Audit Committee is responsible for oversight of the quality and integrity of our accounting, internal controls and financial reporting practices, including independent auditor selection, evaluation and review, and oversight of the internal audit function. The Risk Committee and the Audit Committee jointly oversee practices and policies related to technology risks including cybersecurity and receive regular reports from management throughout the year on cybersecurity and related risks. The Management Development and Compensation Committee is responsible for oversight of risk related to our compensation policies and practices and other human capital matters such as succession and culture. The Nominating/Corporate Governance Committee assists the Board in its oversight of our corporate governance framework and the annual self-evaluation of the Board, and the

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Corporate Responsibility Committee assists the Board in its oversight of any matters that may present reputational or environmental sustainability risk to us. The full Board has overall responsibility for this oversight, and the Corporate Responsibility Committee meets jointly with other Committees from time to time in order to review areas of shared responsibility.
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
To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At March 31, 2026 and December 31, 2025, the weighted average days to maturity was 36 days and 35 days, respectively.
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
At March 31, 2026, we had total financial assets and cash pledged against existing liabilities of $88.1 billion. The weighted average haircut was approximately 4% on repurchase agreements. The quality and character of the Residential Securities that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change at March 31, 2026, compared to the same period in 2025, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the three months ended March 31, 2026.
The following table presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
For the three months ended	(dollars in thousands)
March 31, 2026	$85,534,029	$85,068,102	$1,089,100	$33,524
December 31, 2025	82,756,418	81,865,723	2,580,095	34,389
September 30, 2025	74,041,222	75,118,963	3,871,747	35,004
June 30, 2025	67,699,628	66,541,378	3,434,050	—
March 31, 2025	66,724,268	61,659,460	2,721,386	—
December 31, 2024	68,092,016	65,688,923	2,778,970	—
September 30, 2024	67,092,629	64,310,276	3,041,120	—
June 30, 2024	63,043,218	60,787,994	2,322,479	—
March 31, 2024	64,027,388	58,975,232	2,323,485	—
Our committed facility warehouse lines provide financing for our MSR portfolio for liquidity purposes. We maintain a conservative approach to these facilities, generally over-collateralizing the lines against margin calls.
The following table provides information on our repurchase agreements and other secured financing by maturity date at March 31, 2026. The weighted average remaining maturity on our repurchase agreements and other secured financing was 42 days at March 31, 2026:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	March 31, 2026
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$31,450,000	3.75%	36.5%
2 to 29 days	7,469,278	3.99%	8.7%
30 to 59 days	33,916,151	3.81%	39.3%
60 to 89 days	9,081,464	3.97%	10.5%
90 to 119 days	390,811	4.95%	0.5%
Over 119 days (1)	3,885,398	5.53%	4.5%
Total	$86,193,102	3.90%	100.0%

(1) Approximately 1% of the total repurchase agreements and other secured financing had a remaining maturity over 1 year.
We also finance our investments in residential mortgage loans through the issuance of securitization transactions sponsored by our wholly-owned subsidiary Onslow Bay Financial LLC (“Onslow Bay”) under the Onslow Bay private-label securitization program. In order to increase financing optionality for our Onslow Bay platform, during the quarter we renewed or extended existing facilities and upsized three facilities by $550 million in aggregate.
The following table presents our outstanding debt balances and associated weighted average rates and days to maturity at March 31, 2026:

		Weighted Average Rate (1)
	Principal Balance	As of Period End	For the Quarter	Weighted Average Days to Maturity (2)
	(dollars in thousands)
Repurchase agreements	$85,068,102	3.87%	3.90%	36
Other secured financing	1,125,000	6.27%	6.28%	461
Debt issued by securitization vehicles (3)	31,165,337	5.10%	5.29%	13,007
Participations issued (3)	2,428,579	6.21%	6.02%	10,860
Total indebtedness	$119,787,018

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
Assets are considered encumbered if pledged as collateral against an existing liability, and therefore are no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets at March 31, 2026:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Encumbered Assets	Unencumbered Assets	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,545,775	$366,669	$1,912,444
Reverse repurchase agreements (1)	33,524	—	33,524
Investments, at carrying value (2)
Agency mortgage-backed securities	81,190,212	4,645,726	85,835,938
Credit risk transfer securities	69,088	41,558	110,646
Non-agency mortgage-backed securities	855,837	726,134	1,581,971
Commercial mortgage-backed securities	394,356	—	394,356
Residential mortgage loans (3)	40,457,824	980,790	41,438,614
MSR	3,502,859	613,140	4,115,999
Interests in MSR	—	27,212	27,212
Other assets (4)	—	15,612	15,612
Total financial assets	$128,049,475	$7,416,841	$135,466,316

(1) The collateral received in connection with reverse repurchase agreements was repledged as of March 31, 2026.
(2) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported in the Consolidated Statements of Financial Condition.
(3) Includes assets transferred or pledged to securitization vehicles.
(4) Includes commercial real estate investments.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is also considered and is subject to certain parameters. The composition is monitored for concentration risk, including in respect of our deposits of our cash and cash equivalents, and asset type. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets at March 31, 2026:

Carrying Value (1)
Liquid assets	(dollars in thousands)
Cash and cash equivalents	$1,912,444
Residential Securities (2)	87,528,511
Commercial mortgage-backed securities	394,356
Residential mortgage loans (3)	7,230,876
Total liquid assets	$97,066,187
Percentage of liquid assets to carrying amount of encumbered and unencumbered financial assets (4)	95.87%
(1) Carrying value approximates the market value of assets. The assets listed in this table include $88.1 billion of assets that have been pledged as collateral against existing liabilities at March 31, 2026. Please refer to the Encumbered and Unencumbered Assets table for related information.
(2) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported in the Consolidated Statements of Financial Condition.
(3) Excludes securitized residential mortgage loans transferred or pledged to consolidated VIEs carried at fair value of $34.2 billion.
(4) Denominator is computed based on the carrying amount of encumbered and unencumbered financial assets, excluding assets transferred or pledged to securitization vehicles, of $34.2 billion.

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
The interest rate sensitivity of our assets and liabilities in the following table at March 31, 2026 could vary substantially based on actual prepayment experience.

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,912,444	$—	$—	$—	$1,912,444
Reverse repurchase agreements	—	—	—	33,524	33,524
Agency mortgage-backed securities (principal)	—	141	14,477	85,233,486	85,248,104
Residential credit risk transfer securities (principal)	—	34,074	35,145	37,500	106,719
Non-agency mortgage-backed securities (principal)	134,257	96,412	627,362	646,549	1,504,580
Commercial mortgage-backed securities (principal)	—	—	210,000	185,000	395,000
Total securities	134,257	130,627	886,984	86,102,535	87,254,403
Loans (principal)	—	—	—	7,051,165	7,051,165
Assets transferred or pledged to securitization vehicles (principal)	—	—	—	34,194,084	34,194,084
Total financial assets - maturity	2,046,701	130,627	886,984	127,381,308	130,445,620
Effect of utilizing reset dates (1)	38,093,367	547,675	674,448	(39,315,490)	—
Total financial assets - interest rate sensitive	$40,140,068	$678,302	$1,561,432	$88,065,818	$130,445,620
Financial liabilities
Repurchase agreements	$81,916,893	$2,804,188	$347,021	$—	$85,068,102
Debt issued by securitization vehicles (principal)	—	—	—	31,165,337	31,165,337
Participations issued (principal)	—	—	—	2,428,579	2,428,579
Total financial liabilities - maturity	81,916,893	2,804,188	347,021	33,593,916	118,662,018
Effect of utilizing reset dates (1)(2)	(59,241,126)	12,640,031	15,995,782	30,605,313	—
Total financial liabilities - interest rate sensitive	$22,675,767	$15,444,219	$16,342,803	$64,199,229	$118,662,018

Maturity gap	$(79,870,192)	$(2,673,561)	$539,963	$93,787,392	$11,783,602

Cumulative maturity gap	$(79,870,192)	$(82,543,753)	$(82,003,790)	$11,783,602

Interest rate sensitivity gap	$17,464,301	$(14,765,917)	$(14,781,371)	$23,866,589	$11,783,602

Cumulative rate sensitivity gap	$17,464,301	$2,698,384	$(12,082,987)	$11,783,602

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

Investment/Market Risk Management
One of the primary risks we are subject to is investment/market risk. Changes in the level of interest rates can affect our net interest income, which is the difference between the income we earn on our interest earning assets and the interest expense incurred from interest bearing liabilities and derivatives. Changes in the level of interest rates and spreads can also affect the value of our assets and potential realization of gains or losses from the sale of these assets. We may utilize a variety of financial instruments, including interest rate swaps, swaptions, options, futures and other hedges, in order to limit the adverse effects of interest rates on our results. In the case of interest rate swaps, we utilize contracts linked to SOFR but may also enter into interest rate swaps where the floating leg is linked to the overnight index swap rate or another index. In addition, we may use MAC interest rate swaps which offer price transparency, flexibility and more efficient portfolio administration through compression which is the process of reducing the number of unique interest rate swap contracts and replacing them with fewer contracts containing market defined terms. Our portfolio and the value of our portfolio, including derivatives, may be adversely affected as a result of changing interest rates and spreads.
We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The net interest income simulations incorporate the interest expense effect of rate resets on liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. The following table presents estimates at March 31, 2026. Actual results could differ materially from these estimates.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Change in Interest Rate (1)	Estimated Percentage Change in Portfolio Value (2)	Estimated Change as a % on NAV (2)(3)	Projected Percentage Change in Economic Net Interest Income (4)
-75 Basis points	—%	0.2%	2.6%
-50 Basis points	0.1%	0.9%	2.0%
-25 Basis points	0.1%	0.8%	1.3%
+25 Basis points	(0.2%)	(1.5%)	(1.9%)
+50 Basis points	(0.5%)	(3.5%)	(4.6%)
+75 Basis points	(0.8%)	(5.9%)	(7.5%)
MBS Spread Shock (1)	Estimated Change in Portfolio Market Value (2)	Estimated Change as a % on NAV (2)(3)
-25 Basis points	1.3%	9.3%
-15 Basis points	0.8%	5.5%
-5 Basis points	0.3%	1.8%
+5 Basis points	(0.3%)	(1.8%)
+15 Basis points	(0.8%)	(5.5%)
+25 Basis points	(1.3%)	(9.1%)
(1) Interest rate and MBS spread sensitivity are based on results from third party models, which may be tuned by our internal investment professionals. Models are periodically updated for items including but not limited to refinement of assumptions or calibrating parameters. Such updates are completed by third parties and are also part of the Company’s tuning of external models. Updates are reflected in the period in which they occur and may impact the results of the rate and spread sensitivities shown. Actual results could differ materially from these estimates.
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
Our portfolio composition, based on balance sheet values, at March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
Category
Agency mortgage-backed securities	64.4%	67.8%
Credit risk transfer securities	0.1%	0.2%
Non-agency mortgage-backed securities	1.2%	1.1%
Residential mortgage loans (1)	30.9%	28.1%
Commercial mortgage-backed securities	0.3%	—%
Mortgage servicing rights (2)	3.1%	2.8%
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
We monitor our exposure to counterparties across several dimensions including by type of arrangement, collateral type, counterparty type, ratings and geography. Additionally, ALCO has oversight of our counterparty exposure. The following table summarizes our exposure to counterparties by geography at March 31, 2026:

	Number of Counterparties	Secured Financing (1)	Interest Rate Swaps at Fair Value	Exposure (2)
Geography	(dollars in thousands)
North America	22	$68,125,623	$(4,282)	$4,925,807
Europe	11	13,649,550	(511)	1,387,321
Asia (non-Japan)	1	481,871	—	17,645
Japan	4	3,936,058	—	875,201
Total	38	$86,193,102	$(4,793)	$7,205,974

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
Cybersecurity is part of our enterprise-wide risk management framework. Processes for assessing, identifying and managing cybersecurity risks include cybersecurity risk assessments, use of key risk indicators, vendor cybersecurity risk management, employee training, including phishing exercises and cybersecurity awareness training, penetration testing, evaluation of cybersecurity insurance and periodic engagements by our internal audit department, which validates whether our cybersecurity program and information security practices align with relevant parts of the National Institute of Standards and Technology (“NIST”) framework. We periodically engage penetration testing companies and law firms to assist in these processes. When we do so, we hire reputable companies, limit their access to only information necessary for the specific purpose and maintain security controls around confidential information, including personal information. We also maintain a Cybersecurity Incident Response Plan (“Response Plan”) with processes to identify, contain, mitigate and escalate cybersecurity incidents, utilizing cross-functional expertise and external resources as needed. We conduct regular tabletop exercises to test our Response Plan and our reaction to various business disruption events, and the results of these tabletops are reported to the Cybersecurity Committee, the ERC, the Audit and Risk Committees of the Board and the entire Board as appropriate. In addition, our senior

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
management and the Board participate in periodic cyber tabletop exercises to further enhance our preparedness in the event of an actual incident.
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
There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2026, we were not party to any pending material legal proceedings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2025, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding common shares through December 31, 2029 (the “Current Common Stock Repurchase Program”). No shares were repurchased with respect to this share repurchase program during the quarter ended March 31, 2026. As of March 31, 2026, the maximum dollar value of shares that may yet be repurchased under this program was $1.5 billion.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2026, no director or officer of the Company adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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
The instance document does not appear in the interactive data file because its Extensible Business Reporting Language (XBRL) tags are embedded within the Inline XBRL document. The following documents are formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition at March 31, 2026 (Unaudited) and December 31, 2025 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2025); (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three months ended March 31, 2026 and 2025; (iii) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2026 and 2025; (iv) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2026 and 2025; and (v) Notes to Consolidated Financial Statements (Unaudited).

101.SCH XBRL	Taxonomy Extension Schema Document †
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document †
101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created †
101.LAB XBRL	Taxonomy Extension Label Linkbase Document †
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document †
104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (formatted in Inline XBRL and contained in Exhibit 101).
† Submitted electronically herewith.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNALY CAPITAL MANAGEMENT, INC.

Dated:	April 29, 2026	By: /s/ David L. Finkelstein
David L. Finkelstein
Chief Executive Officer, Co-Chief Investment Officer and Director (Principal Executive Officer)

Dated:	April 29, 2026	By: /s/ Serena Wolfe
Serena Wolfe
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-1