Form 10-Q
period 2026-06-30
ANNALY CAPITAL MANAGEMENT INC
filed 2026-07-29
CIK 1043219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  June 30, 2026
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

The number of shares of the registrant’s Common Stock outstanding on July 24, 2026 was 753,714,442.

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

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	Page
Item 1. Financial Statements	1
Consolidated Statements of Financial Condition at June 30, 2026 (Unaudited) and December 31, 2025 (Derived from the audited consolidated financial statements at December 31, 2025)	1
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and six months ended June 30, 2026 and 2025	2
Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2026 and 2025	3
Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2026 and 2025	4
Notes to Consolidated Financial Statements (Unaudited)	5
Note 1. Description of Business	5
Note 2. Basis of Presentation	5
Note 3. Significant Accounting Policies	5
Note 4. Financial Instruments	8
Note 5. Securities	8
Note 6. Loans	12
Note 7. Mortgage Servicing Rights	14
Note 8. Variable Interest Entities	14
Note 9. Derivative Instruments	16
Note 10. Fair Value Measurements	22
Note 11. Intangible Assets	25
Note 12. Secured Financing	25
Note 13. Capital Stock	27
Note 14. Interest Income and Interest Expense	29
Note 15. Net Income (Loss) per Common Share	30
Note 16. Income Taxes	30
Note 17. Segments	32
Note 18. Risk Management	36
Note 19. Lease Commitments and Contingencies	37
Note 20. Subsequent Events	38
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Special Note Regarding Forward-Looking Statements	39
Overview	41
Business Environment	41
Results of Operations	43
Financial Condition	56
Capital Management	59
Risk Management	61
Critical Accounting Estimates	71
Glossary of Terms	74
Item 3. Quantitative and Qualitative Disclosures about Market Risk	83
Item 4. Controls and Procedures	83
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	84
Item 1A. Risk Factors	84
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	84
Item 5. Other Information	84
Item 6. Exhibits	84
SIGNATURES	II-1

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands, except per share data)
	June 30,	December 31,
	2026	2025 (1)
	(Unaudited)
Assets
Cash and cash equivalents (includes pledged assets of $2,546,553 and $1,683,059, respectively) (2)	$2,912,086	$2,037,838
Securities (includes pledged assets of $83,286,913 and $82,809,634, respectively) (3)	89,515,485	91,287,630
Loans, net (includes pledged assets of $6,885,511 and $4,590,517, respectively) (4)	7,280,979	5,020,784
Mortgage servicing rights (includes pledged assets of $3,472,452 and $3,541,414, respectively)	4,089,485	3,645,865
Interests in MSR	106,775	28,626
Assets transferred or pledged to securitization vehicles	38,256,690	32,067,433
Derivative assets	81,784	115,533
Reverse repurchase agreements	33,047	34,389
Receivable for unsettled trades	104,722	1,031
Principal and interest receivable	846,548	926,660
Intangible assets, net	5,380	6,726
Other assets	508,195	437,323
Total assets	$143,741,176	$135,609,838
Liabilities and stockholders’ equity
Liabilities
Repurchase agreements	$86,895,874	$81,865,723
Other secured financing	1,125,000	1,075,000
Debt issued by securitization vehicles	34,366,098	28,918,753
Participations issued	2,553,709	1,932,655
U.S. Treasury securities sold, not yet purchased	—	2,396,724
Derivative liabilities	247,968	53,755
Payable for unsettled trades	331,586	2,059,386
Interest payable	420,764	380,688
Dividends payable	562,931	494,881
Other liabilities	258,870	272,362
Total liabilities	126,762,800	119,449,927
Stockholders’ equity
Preferred stock, par value $0.01 per share, 75,000,000 authorized, 74,500,000 issued and outstanding	1,802,480	1,802,480
Common stock, par value $0.01 per share, 1,456,750,000 authorized, 750,574,308 and 706,972,452 issued and outstanding, respectively	7,506	7,070
Additional paid-in capital	28,886,263	27,927,113
Accumulated other comprehensive income (loss)	(557,014)	(488,566)
Accumulated deficit	(13,213,859)	(13,157,325)
Total stockholders’ equity	16,925,376	16,090,772
Noncontrolling interests	53,000	69,139
Total equity	16,978,376	16,159,911
Total liabilities and equity	$143,741,176	$135,609,838

(1)Derived from the audited consolidated financial statements at December 31, 2025.
(2)Includes cash of consolidated Variable Interest Entities (“VIEs”) of $8.3 million and $4.1 million at June 30, 2026 and December 31, 2025, respectively.
(3)Excludes $3.7 billion and $3.1 billion at June 30, 2026 and December 31, 2025, respectively, of non-Agency mortgage-backed securities in consolidated VIEs pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.

(4)Includes $2.1 million and $37.1 million of residential mortgage loans held for sale at June 30, 2026 and December 31, 2025, respectively.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in thousands, except per share data) (Unaudited)
	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
Net interest income
Interest income	$1,812,198	$1,418,893	$3,537,128	$2,736,001
Interest expense	1,324,005	1,145,693	2,596,244	2,242,830
Net interest income	488,193	273,200	940,884	493,171
Net servicing income
Servicing and related income	175,059	141,670	334,192	282,105
Servicing and related expense	17,835	14,571	34,415	28,684
Net servicing income	157,224	127,099	299,777	253,421
Other income (loss)
Net gains (losses) on investments and other	(318,503)	83,503	(990,622)	894,315
Net gains (losses) on derivatives	552,426	(388,785)	961,538	(1,366,652)
Other, net	13,521	15,812	22,844	23,210
Total other income (loss)	247,444	(289,470)	(6,240)	(449,127)
General and administrative expenses
Compensation expense	44,640	36,583	86,024	73,880
Other general and administrative expenses	13,549	13,435	24,729	24,202
Total general and administrative expenses	58,189	50,018	110,753	98,082
Income (loss) before income taxes	834,672	60,811	1,123,668	199,383
Income taxes	6,899	440	5,380	8,707
Net income (loss)	827,773	60,371	1,118,288	190,676
Net income (loss) attributable to noncontrolling interests	5,100	3,272	12,963	9,353
Net income (loss) attributable to Annaly	822,673	57,099	1,105,325	181,323
Dividends on preferred stock	41,036	37,260	81,688	74,417
Net income (loss) available (related) to common stockholders	$781,637	$19,839	$1,023,637	$106,906
Net income (loss) per share available (related) to common stockholders
Basic	$1.06	$0.03	$1.40	$0.18
Diluted	$1.06	$0.03	$1.40	$0.18
Weighted average number of common shares outstanding
Basic	738,926,270	620,208,712	730,798,630	603,770,531
Diluted	740,256,247	621,103,218	732,317,721	604,882,295
Other comprehensive income (loss)
Net income (loss)	$827,773	$60,371	$1,118,288	$190,676
Unrealized gains (losses) on available-for-sale securities	(23,400)	33,559	(68,448)	198,436
Reclassification adjustment for net (gains) losses included in net income (loss)	—	13,797	—	79,200
Other comprehensive income (loss)	(23,400)	47,356	(68,448)	277,636
Comprehensive income (loss)	804,373	107,727	1,049,840	468,312
Comprehensive income (loss) attributable to noncontrolling interests	5,100	3,272	12,963	9,353
Comprehensive income (loss) attributable to Annaly	799,273	104,455	1,036,877	458,959
Dividends on preferred stock	41,036	37,260	81,688	74,417
Comprehensive income (loss) attributable to common stockholders	$758,237	$67,195	$955,189	$384,542

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars in thousands, except per share data) (Unaudited)
	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
Preferred stock
Beginning of period	$1,802,480	$1,536,569	$1,802,480	$1,536,569
End of period	$1,802,480	$1,536,569	$1,802,480	$1,536,569
Common stock
Beginning of period	$7,303	$6,023	$7,070	$5,784
Issuance	203	398	426	631
Stock-based award activity	—	—	10	6
End of period	$7,506	$6,421	$7,506	$6,421
Additional paid-in capital
Beginning of period	$28,427,555	$25,749,468	$27,927,113	$25,257,716
Issuance	446,799	760,383	954,925	1,255,657
Stock-based award activity	11,909	10,806	4,225	7,284
End of period	$28,886,263	$26,520,657	$28,886,263	$26,520,657
Accumulated other comprehensive income (loss)
Beginning of period	$(533,614)	$(787,402)	$(488,566)	$(1,017,682)
Unrealized gains (losses) on available-for-sale securities	(23,400)	33,559	(68,448)	198,436
Reclassification adjustment for net (gains) losses included in net income (loss)	—	13,797	—	79,200
End of period	$(557,014)	$(740,046)	$(557,014)	$(740,046)
Accumulated deficit
Beginning of period	$(13,429,615)	$(13,509,942)	$(13,157,325)	$(13,173,146)
Net income (loss) attributable to Annaly	822,673	57,099	1,105,325	181,323
Dividends declared on preferred stock (1)	(41,036)	(37,260)	(81,688)	(74,417)
Dividends and dividend equivalents declared on common stock and stock-based awards (1)	(565,881)	(452,199)	(1,080,171)	(876,062)
End of period	$(13,213,859)	$(13,942,302)	$(13,213,859)	$(13,942,302)
Total stockholder’s equity	$16,925,376	$13,381,299	$16,925,376	$13,381,299
Noncontrolling interests
Beginning of period	$51,702	$89,792	$69,139	$87,711
Net income (loss) attributable to noncontrolling interests	5,100	3,272	12,963	9,353
Equity contributions from (distributions to) noncontrolling interests	(3,802)	—	(29,102)	(4,000)
End of period	$53,000	$93,064	$53,000	$93,064
Total equity	$16,978,376	$13,474,363	$16,978,376	$13,474,363

(1) Refer to the “Capital Stock” Note for dividends per share for each class of shares.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands) (Unaudited)

	For The Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$1,118,288	$190,676
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of premiums and discounts of investments, net	187,327	118,013
Amortization of securitized debt premiums and discounts and deferred financing costs	(41,938)	(9,664)
Depreciation, amortization and other noncash expenses	19,802	18,296
Net (gains) losses on investments and derivatives	213,389	849,532
Income (loss) from unconsolidated joint ventures	12,255	3,527
Payments on purchases of loans held for sale	(136,149)	(104,589)
Proceeds from sales and repayments of loans held for sale	166,280	114,239
Proceeds from U.S. Treasury securities	702,110	2,465,677
Payments on U.S. Treasury securities	(3,099,102)	(2,486,009)
Net receipts (payments) on derivatives	1,007,111	(1,318,990)
Net change in
Other assets	(38,368)	(37,252)
Interest receivable	73,996	237,038
Interest payable	40,076	(12,072)
Other liabilities	(7,067)	(3,948)
Net cash provided by (used in) operating activities	218,010	24,474
Cash flows from investing activities
Payments on purchases of securities	(15,064,564)	(13,560,454)
Proceeds from sales of securities	8,333,840	9,488,533
Principal payments on securities	5,547,717	3,819,405
Payments on purchases and origination of loans	(14,850,217)	(7,952,371)
Proceeds from sales of loans	468,324	816,887
Principal payments on loans	5,584,253	2,157,581
Payments on purchases of MSR	(631,029)	(425,968)
Proceeds from sales of MSR	73,900	1,871
Payments on purchases of interests in MSR	(80,750)	—
Proceeds from reverse repurchase agreements	62,659,517	336,792,414
Payments on reverse repurchase agreements	(62,658,175)	(336,792,414)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	—	4,913
Net cash provided by (used in) investing activities	(10,617,184)	(5,649,603)
Cash flows from financing activities
Proceeds from repurchase agreements and other secured financing	4,183,738,715	3,200,666,313
Payments on repurchase agreements and other secured financing	(4,178,658,844)	(3,199,538,563)
Proceeds from issuances of securitized debt	10,798,466	6,303,865
Principal payments on securitized debt	(4,671,853)	(1,958,111)
Payments on purchases of securitized debt	(364,410)	(4,350)
Payment of deferred financing cost	(1,522)	(10,305)
Proceeds from participations issued	4,649,096	3,472,780
Payments on repurchases of participations issued	(3,973,464)	(3,059,003)
Principal payments on participations issued	(61,760)	(42,829)
Net contributions (distributions) from (to) noncontrolling interests	(29,102)	(4,000)
Net proceeds from stock offerings, direct purchases and dividend reinvestments	955,351	1,256,288
Settlement of stock-based awards in satisfaction of withholding tax requirements	(19,174)	(13,936)
Dividends paid	(1,088,077)	(872,202)
Net cash provided by (used in) financing activities	11,273,422	6,195,947
Net (decrease) increase in cash and cash equivalents	874,248	570,818
Cash and cash equivalents including cash pledged as collateral, beginning of period	2,037,838	1,488,027
Cash and cash equivalents including cash pledged as collateral, end of period	$2,912,086	$2,058,845
Supplemental disclosure of cash flow information
Interest received	$2,456,254	$2,009,100
Dividends received	$565	$—
Interest paid (excluding interest paid on interest rate swaps)	$1,711,794	$1,669,958
Net interest received (paid) on interest rate swaps	$371,644	$725,621
Taxes received (paid)	$(1,977)	$(203)
Noncash investing and financing activities
Receivable for unsettled trades	$104,722	$1,134,896
Payable for unsettled trades	$331,586	$1,538,526
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$(68,448)	$277,636
Dividends declared, not yet paid	$562,931	$449,453

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
Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations is carried at cost, which approximates fair value. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled $2.5 billion and $1.7 billion at June 30, 2026 and December 31, 2025, respectively.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

4. FINANCIAL INSTRUMENTS

The following table presents characteristics for certain of the Company’s financial instruments at June 30, 2026 and December 31, 2025.

Financial Instruments (1)
Balance Sheet Line Item	Type / Form	Measurement Basis	June 30, 2026	December 31, 2025
	Assets		(dollars in thousands)
Securities	Agency mortgage-backed securities (2)	Fair value, with unrealized gains (losses) through other comprehensive income	$6,014,557	$6,462,112
Securities	Agency mortgage-backed securities (3)	Fair value, with unrealized gains (losses) through earnings	81,754,021	83,166,542
Securities	Residential credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	46,872	213,800
Securities	Non-agency mortgage-backed securities	Fair value, with unrealized gains (losses) through earnings	1,565,016	1,445,176
Securities	Commercial real estate debt investments - CMBS	Fair value, with unrealized gains (losses) through earnings	135,019	—
Total securities			89,515,485	91,287,630
Loans, net	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	7,280,979	5,020,784
Interests in MSR	Interest in net servicing cash flows	Fair value, with unrealized gains (losses) through earnings	106,775	28,626
Assets transferred or pledged to securitization vehicles	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	38,256,690	32,067,433
Reverse repurchase agreements	Reverse repurchase agreements	Amortized cost	33,047	34,389
	Liabilities
Repurchase agreements	Repurchase agreements	Amortized cost	$86,895,874	$81,865,723
Other secured financing	Loans	Amortized cost	1,125,000	1,075,000
Debt issued by securitization vehicles	Securities	Fair value, with unrealized gains (losses) through earnings	34,366,098	28,918,753
Participations issued	Participations issued	Fair value, with unrealized gains (losses) through earnings	2,553,709	1,932,655
U.S. Treasury securities sold, not yet purchased	Securities	Fair value, with unrealized gains (losses) through earnings	—	2,396,724
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
Available-for-sale debt securities are carried at fair value, with changes in fair value recognized in other comprehensive income, unless the fair value option is elected in which case changes in fair value are recognized in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss). Effective July 1, 2022, the Company elected the fair value option for any newly purchased Agency mortgage-backed securities in order to simplify the accounting for these securities. During the three and six months ended June 30, 2026, ($163.9) million and ($910.9) million, respectively, of unrealized gains (losses) on the Agency mortgage-backed securities, for which the fair value option was elected, were reported in Net gains (losses) on investments and other in the Company's Consolidated Statements of Comprehensive Income (Loss). During the three and six months ended June 30, 2025, $113.1 million and $1.0 billion, respectively, of unrealized gains (losses) on the Agency mortgage-backed securities, for which the fair value option was elected, were reported in Net gains (losses) on investments and other in the Company's Consolidated Statements of Comprehensive Income (Loss). Agency mortgage-backed securities purchased prior to July 1, 2022, are still classified as available-for-sale with changes in fair value recognized in other comprehensive income. The Company has also elected the fair value option for CRT securities, interest only securities, Non-Agency and commercial mortgage-backed securities in order to simplify the accounting. Transactions for regular-way securities are recorded on trade date, including to-be-announced (“TBA”) securities that meet the regular-way securities scope exception

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
from derivative accounting. Gains and losses on disposals of securities are recorded on trade date based on the specific identification method.
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
The following table represents a rollforward of the activity for the Company’s securities for the six months ended June 30, 2026:

	Agency Securities	Residential Credit Securities	Commercial Securities	Total
	(dollars in thousands)
Beginning balance January 1, 2026	$89,628,654	$1,658,976	$—	$91,287,630
Purchases	12,563,011	373,017	395,000	13,331,028
Sales	(7,994,201)	(154,204)	(260,000)	(8,408,405)
Principal paydowns	(5,296,395)	(247,926)	—	(5,544,321)
(Amortization) / accretion	(115,338)	(4,595)	—	(119,933)
Fair value adjustment	(1,017,153)	(13,380)	19	(1,030,514)
Ending balance June 30, 2026	$87,768,578	$1,611,888	$135,019	$89,515,485

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following tables present the Company’s securities portfolio that were carried at their fair value at June 30, 2026 and December 31, 2025:

	June 30, 2026
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$79,330,278	$1,375,584	$(1,181,699)	$79,524,163	$497,517	$(1,072,873)	$78,948,807
Adjustable-rate pass-through	154,101	6,578	(27)	160,652	1,744	(4,902)	157,494
CMO	2,436	11	—	2,447	—	(110)	2,337
Interest-only	5,528,714	695,794	—	695,794	13,040	(120,747)	588,087
Multifamily (1)	52,690,177	643,988	(54,656)	8,106,321	34,363	(68,831)	8,071,853
Total agency securities	$137,705,706	$2,721,955	$(1,236,382)	$88,489,377	$546,664	$(1,267,463)	$87,768,578
Residential credit
Credit risk transfer	$45,704	$41	$—	$45,745	$1,132	$(5)	$46,872
Non-QM	453,577	210	(3,301)	450,486	1,692	(9,660)	442,518
Prime (2)	2,635,217	35,115	(10,604)	209,090	2,951	(1,842)	210,199
SBC	173,949	27	(9,754)	164,222	5,113	(4,422)	164,913
NPL/RPL	440,651	3,516	(20,094)	424,073	4,625	(2,477)	426,221
RTL	115,031	—	(347)	114,684	426	(190)	114,920
Prime jumbo (>=2010 vintage) (3)	11,504,368	100,253	(32,098)	189,537	21,255	(4,547)	206,245
Total residential credit securities	$15,368,497	$139,162	$(76,198)	$1,597,837	$37,194	$(23,143)	$1,611,888
Total residential securities	$153,074,203	$2,861,117	$(1,312,580)	$90,087,214	$583,858	$(1,290,606)	$89,380,466
Commercial
Commercial securities	$135,000	$—	$—	$135,000	$41	$(22)	$135,019
Total securities	$153,209,203	$2,861,117	$(1,312,580)	$90,222,214	$583,899	$(1,290,628)	$89,515,485

	December 31, 2025
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$81,291,560	$1,464,326	$(1,120,301)	$81,635,585	$1,055,907	$(709,842)	$81,981,650
Adjustable-rate pass-through	114,642	6,678	(32)	121,288	2,008	(4,244)	119,052
CMO	2,709	12	—	2,721	—	(81)	2,640
Interest-only	5,266,587	683,108	—	683,108	28,590	(97,630)	614,068
Multifamily (1)	41,310,478	617,383	(11,385)	6,889,598	67,373	(45,727)	6,911,244
Total agency investments	$127,985,976	$2,771,507	$(1,131,718)	$89,332,300	$1,153,878	$(857,524)	$89,628,654
Residential credit
Credit risk transfer	$204,518	$42	$(2,239)	$202,321	$11,486	$(7)	$213,800
Non-QM	343,495	249	(2,514)	341,230	3,022	(8,100)	336,152
Prime (2)	2,294,631	31,005	(9,746)	111,526	3,497	(748)	114,275
SBC	186,929	23	(10,317)	176,635	4,991	(4,648)	176,978
NPL/RPL	462,956	3,520	(21,613)	444,863	5,053	(2,099)	447,817
RTL	191,767	13	(488)	191,292	1,342	(8)	192,626
Prime jumbo (>=2010 vintage) (3)	11,771,926	101,388	(30,397)	163,610	18,034	(4,316)	177,328
Total residential credit securities	$15,456,222	$136,240	$(77,314)	$1,631,477	$47,425	$(19,926)	$1,658,976
Total residential securities	$143,442,198	$2,907,747	$(1,209,032)	$90,963,777	$1,201,303	$(877,450)	$91,287,630
Commercial
Commercial securities	$—	$—	$—	$—	$—	$—	$—
Total securities	$143,442,198	$2,907,747	$(1,209,032)	$90,963,777	$1,201,303	$(877,450)	$91,287,630

(1) Principal/Notional amount includes $45.2 billion and $35.0 billion of Agency Multifamily interest-only securities as of June 30, 2026 and December 31, 2025, respectively.
(2) Principal/Notional amount includes $2.5 billion and $2.2 billion of Prime interest-only securities as of June 30, 2026 and December 31, 2025, respectively.
(3) Principal/Notional amount includes $11.4 billion and $11.7 billion of Prime Jumbo interest-only securities as of June 30, 2026 and December 31, 2025, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table presents the Company’s Agency mortgage-backed securities portfolio by issuing Agency at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Investment Type	(dollars in thousands)
Fannie Mae	$83,683,437	$85,506,672
Freddie Mac	3,917,225	3,970,920
Ginnie Mae	167,916	151,062
Total	$87,768,578	$89,628,654

Actual maturities of the Company’s Residential Securities are generally shorter than stated contractual maturities because actual maturities of the portfolio are affected by periodic payments and prepayments of principal on the underlying mortgages.
The following table summarizes the Company’s Residential Securities at June 30, 2026 and December 31, 2025, according to their estimated weighted average life classifications:

	June 30, 2026		December 31, 2025
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Estimated weighted average life	(dollars in thousands)
Less than one year	$252,925	$251,196	$308,818	$306,718
Greater than one year through five years	3,731,946	3,733,842	6,308,008	6,229,244
Greater than five years through ten years	84,259,169	84,979,888	83,402,554	83,180,354
Greater than ten years	1,136,426	1,122,288	1,268,250	1,247,461
Total	$89,380,466	$90,087,214	$91,287,630	$90,963,777

The estimated weighted average lives of the Residential Securities at June 30, 2026 and December 31, 2025 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Residential Securities could be longer or shorter than projected.
The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities, accounted for as available-for-sale where the fair value option has not been elected, by length of time that such securities have been in a continuous unrealized loss position at June 30, 2026 and December 31, 2025.

	June 30, 2026			December 31, 2025
	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)
	(dollars in thousands)
Less than 12 months	$29,060	$(444)	16	$2,942	$(168)	1
12 Months or more	5,873,226	(560,498)	1,266	6,307,396	(494,102)	1,268
Total	$5,902,286	$(560,942)	1,282	$6,310,338	$(494,270)	1,269

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
During the three and six months ended June 30, 2026, the Company disposed of $3.1 billion and $8.1 billion amortized cost basis of Residential Securities, respectively. During the three and six months ended June 30, 2025, the Company disposed of $3.3 billion and $8.5 billion amortized cost basis of Residential Securities, respectively. The following table presents the Company’s net gains (losses) from the disposal of Residential Securities for the three and six months ended June 30, 2026 and 2025, which is included in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)
For the three months ended	(dollars in thousands)
June 30, 2026	$16,283	$(33,799)	$(17,516)
June 30, 2025	$9,230	$(34,988)	$(25,758)
For the six months ended
June 30, 2026	$62,960	$(44,569)	$18,391
June 30, 2025	$74,110	$(154,474)	$(80,364)

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
Excluding loans transferred or pledged to securitization vehicles, as of June 30, 2026 and December 31, 2025, the Company had $7.3 billion and $5.0 billion, respectively, of loans for which the fair value option was elected. If the Company intends to sell or securitize the loans and the securitization vehicle is not expected to be consolidated, the loans are classified as held for sale. Any origination fees and costs or purchase premiums or discounts are deferred and recognized upon sale. The Company determines the fair value of loans held for sale on an individual loan basis. The carrying value of the Company’s residential loans held for sale was $2.1 million and $37.1 million at June 30, 2026 and December 31, 2025, respectively.
The following table presents the activity of the Company’s loan investments, excluding loans transferred or pledged to securitization vehicles, for the six months ended June 30, 2026:

Residential Loans
(dollars in thousands)
Beginning balance January 1, 2026	$5,020,784
Purchases / originations / draws (1)	15,012,633
Sales and transfers (2)	(12,475,215)
Principal payments	(251,049)
Gains / (losses)	(8,940)
(Amortization) / accretion	(17,234)
Ending balance June 30, 2026	$7,280,979

(1) Includes residential loans acquired from exercise of optional redemption provisions of securitization vehicles with a carrying value of $977.3 million during the six months ended June 30, 2026.
(2) Includes transfer of residential loans to securitization vehicles with a carrying value of $11.8 billion during the six months ended June 30, 2026.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table presents the fair value and the unpaid principal balances of the residential mortgage loan portfolio, including loans transferred or pledged to securitization vehicles, at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(dollars in thousands)
Fair value	$45,537,669	$37,088,217
Unpaid principal balance	$45,398,184	$37,033,580

The following table provides information regarding the line items and amounts recognized in the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2026 and 2025 for these investments:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(dollars in thousands)
Interest income	$674,055	$467,959	$1,270,844	$894,014
Net gains (losses) on disposal of investments (1)	(38,240)	(14,315)	(68,182)	(24,308)
Net unrealized gains (losses) on instruments measured at fair value through earnings (1)	(142,407)	94,051	(127,988)	334,881
Total included in net income (loss)	$493,408	$547,695	$1,074,674	$1,204,587

(1) These amounts are presented in the line item Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (loss).
The following table provides the geographic concentrations based on the unpaid principal balances at June 30, 2026 and December 31, 2025 for the residential mortgage loans, including loans transferred or pledged to securitization vehicles:

Geographic Concentrations of Residential Mortgage Loans
June 30, 2026		December 31, 2025
Property location	% of Balance	Property location	% of Balance
California	38.0%	California	39.2%
New York	10.6%	New York	11.3%
Florida	8.1%	Florida	8.7%
Texas	5.4%	Texas	5.3%
All other (none individually greater than 5%)	37.9%	All other (none individually greater than 5%)	35.5%
Total	100.0%		100.0%

The following table provides additional data on the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, at June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Portfolio Range	Portfolio Weighted Average	Portfolio Range	Portfolio Weighted Average
	(dollars in thousands)
Unpaid principal balance	$1 - $4,396	$450	$1 - $4,396	$459
Interest rate	1.63% - 18.00%	6.62%	2.00% - 18.00%	6.67%
Maturity	11/1/2029 - 7/1/2066	7/6/2054	11/1/2029 - 1/1/2066	1/3/2054
FICO score at loan origination	522 - 850	763	549 - 850	761
Loan-to-value ratio at loan origination	1% - 100%	67%	1% - 100%	67%
At June 30, 2026 and December 31, 2025, approximately 12% and 13%, respectively, of the carrying value of the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, were adjustable-rate. At June 30, 2026, the aggregate fair value and unpaid principal balance of loans ninety days or more past due and in nonaccrual status was $527.6 million (of which $502.6 million has been pledged or transferred to securitization vehicles), and $524.5 million, respectively. The non-accrual balances represent approximately 1% of the total loan portfolio. The weighted average loan-to-value ratio at loan origination for loans in non-accrual status was 72%. The recorded investment of residential mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to the requirements of the applicable jurisdiction was $344.7 million at June 30, 2026. At December 31, 2025, the aggregate fair value and unpaid principal balance of loans ninety days or more past due and in nonaccrual status was $446.0 million (of which $405.8 million has been pledged or transferred to securitization vehicles), and $451.5 million, respectively. The non-accrual

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
balances represent approximately 1% of the total loan portfolio. The weighted average loan-to-value ratio at loan origination for loans in non-accrual status was 73%. The recorded investment of residential mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to the requirements of the applicable jurisdiction was $198.3 million at December 31, 2025.

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
The following table presents activity related to MSR for the three and six months ended June 30, 2026 and 2025:

Mortgage Servicing Rights	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(dollars in thousands)
Fair value, beginning of period	$4,115,999	$3,272,902	$3,645,865	$2,909,134
Purchases (1)	112,320	39,369	636,671	436,031
Sales	(82,011)	—	(82,011)	—
Change in fair value due to:
Changes in valuation inputs or assumptions (2)	20,229	28,464	28,166	41,232
Other changes, including realization of expected cash flows	(77,052)	(59,545)	(139,206)	(105,207)
Fair value, end of period	$4,089,485	$3,281,190	$4,089,485	$3,281,190

(1) Includes adjustments to original purchase price from early payoffs, defaults, or loans that were delivered but were deemed to not be acceptable.
(2) Principally represents changes in discount rates and prepayment speed inputs used in valuation model, primarily due to changes in interest rates.

8. VARIABLE INTEREST ENTITIES

The Company’s exposure to the obligations of its VIEs is generally limited to the Company’s investment in the VIEs of $4.0 billion at June 30, 2026. Assets of the VIEs may only be used to settle obligations of the VIEs. Creditors of the VIEs have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the VIEs. No gains or losses were recognized upon consolidation of existing VIEs. Interest income and expense are recognized using the effective interest method.
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
OBX Trusts
Residential securitizations are issued by entities generally referred to collectively as the “OBX Trusts.” These securitizations represent financing transactions that provide non-recourse financing to the Company and are collateralized by residential mortgage loans purchased by the Company. Residential securitizations closed during the six months ended June 30, 2026 are included in the following table:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Securitization	Date of Closing	Face Value at Closing
		(dollars in thousands)
OBX 2026-NQM1	January 2026	$847,216
OBX 2026-NQM2	January 2026	$809,100
OBX 2026-J1	February 2026	$362,128
OBX 2026-INV1	February 2026	$346,305
OBX 2026-NQM3	February 2026	$840,767
OBX 2026-HE1	February 2026	$247,572
OBX 2026-R1	March 2026	$491,816
OBX 2026-NQM4	March 2026	$789,600
OBX 2026-NQM5	April 2026	$876,528
OBX 2026-AHC1	April 2026	$349,308
OBX 2026-INV2	April 2026	$383,750
OBX 2026-CES1	April 2026	$210,909
OBX 2026-NQM6	April 2026	$849,538
OBX 2026-INV3	May 2026	$384,053
OBX 2026-NQM7	May 2026	$932,378
OBX 2026-HYB1	May 2026	$309,084
OBX 2026-INV4	May 2026	$517,726
OBX 2026-R2	June 2026	$407,349
OBX 2026-NQM8	June 2026	$1,022,359
OBX 2026-HE2	June 2026	$210,530
OBX 2026-AHC2	June 2026	$339,988
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
As of June 30, 2026 and December 31, 2025, a total carrying value of $34.1 billion and $28.7 billion, respectively, of bonds were held by third parties and the Company retained $3.9 billion and $3.2 billion, respectively, of MBS, which were eliminated in consolidation. The contractual principal amount of the OBX Trusts’ debt held by third parties was $34.6 billion and $29.0 billion at June 30, 2026 and December 31, 2025, respectively. During the three months ended June 30, 2026 and 2025, the Company recorded $148.0 million and ($59.1) million, respectively, and $270.3 million and ($230.0) million during the six months ended June 30, 2026 and 2025, respectively, of unrealized gains (losses) on debt held by third parties issued by OBX Trusts, which is reported in Net gains (losses) on investments and other in the Company's Consolidated Statements of Comprehensive Income (Loss).
The Company exercised its optional redemption on two securitization trusts in March 2026 and two securitization trusts in June 2026 which liquidated the corresponding securitization trusts. Upon deconsolidation, for the three months ended June 30, 2026, there was a net $0.9 million gain and for the six months ended June 30, 2026, there was a net $1.1 million gain recognized in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss).
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The Company incurred $10.2 million and $5.7 million of costs during the three months ended June 30, 2026 and 2025, respectively, and $18.2 million and $12.5 million of costs during the six months ended June 30, 2026 and 2025, respectively, in connection with these OBX Trust securitizations that were expensed as incurred.
Residential Credit Fund
The Company manages a fund investing in participations in residential mortgage loans and mortgage-backed securities. The residential credit fund is deemed to be a VIE because the entity does not have sufficient equity at risk to permit the legal entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders, as capital commitments are not considered equity at risk. The Company is not the primary beneficiary and does not consolidate the residential credit fund as its only interest in the fund is the management and performance fees that it earns, which are not considered variable interests in the entity. As of June 30, 2026 and December 31, 2025, the Company had outstanding participations issued in residential mortgage loans of $2.6 billion and $1.9 billion, respectively. These transfers do not meet the criteria for sale accounting and are accounted for as secured borrowings, thus the residential loans are reported as Loans, net and the associated liability is reported as Participations issued in the Consolidated Statements of Financial Condition. The Company elected the fair value option for participations issued with changes in fair value reflected in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss) to more accurately reflect the economics of the transfers as the underlying loans are carried at fair value through earnings.

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
The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. In accordance with a clearing organization’s rulebook, the Company presents the fair value of centrally cleared interest rate swaps net of variation margin pledged or received under such transactions. At June 30, 2026 and December 31, 2025, ($2.7) billion and ($2.0) billion, respectively, of variation margin was reported as an adjustment to interest rate swaps, at fair value. Initial margin is reported in Cash and cash equivalents in the Consolidated Statements of Financial Condition.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
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

The following table summarizes fair value information about the Company’s derivative assets and liabilities at June 30, 2026 and December 31, 2025:

Derivatives Instruments	June 30, 2026	December 31, 2025
Assets	(dollars in thousands)
Interest rate swaps	$14,137	$7,372
Interest rate swaptions	3,177	11,063
TBA derivatives	50,393	17,648
Futures contracts	1,800	71,065
Purchase commitments	12,277	8,385
Total derivative assets	$81,784	$115,533
Liabilities
Interest rate swaps	$7,219	$16,385
Interest rate swaptions	2,099	11,931
TBA derivatives	3,092	13,163
Futures contracts	233,242	6,644
Purchase commitments	2,316	5,632
Total derivative liabilities	$247,968	$53,755

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following tables summarize certain characteristics of the Company’s interest rate swaps at June 30, 2026 and December 31, 2025:

June 30, 2026
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$35,205,637	3.40%	3.69%	1.29
3 - 6 years	18,864,704	2.73%	3.81%	4.57
6 - 10 years	18,106,627	3.39%	3.72%	7.69
Greater than 10 years	1,590,430	3.34%	3.75%	21.74
Total / Weighted average	$73,767,398	3.20%	3.73%	4.14

December 31, 2025
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$29,577,637	3.55%	3.88%	1.36
3 - 6 years	14,646,904	2.67%	3.99%	4.54
6 - 10 years	17,018,427	3.03%	3.90%	7.25
Greater than 10 years	1,949,430	3.34%	3.92%	22.02
Total / Weighted average	$63,192,398	3.15%	3.92%	4.23

(1) As of June 30, 2026, 98% and 2% of the Company’s interest rate swaps were linked to SOFR and the Federal funds rate, respectively. As of December 31, 2025, 98% and 2% of the Company’s interest rate swaps were linked to SOFR and the Federal funds rate, respectively.
(2) As of June 30, 2026, there were no forward starting swaps. There were $1.5 billion forward starting pay fixed swaps at December 31, 2025.
(3) The weighted average years to maturity of payer interest rate swaps is offset by the weighted average years to maturity of receiver interest rate swaps. As such, the net weighted average years to maturity for each maturity bucket may fall outside of the range listed.

The following tables summarize certain characteristics of the Company’s swaptions at June 30, 2026 and December 31, 2025:

June 30, 2026
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long receive	$830,000	3.54%	SOFR	7.45	5.22
Short receive	(1,800,000)	3.23%	SOFR	3.44	5.22

December 31, 2025
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long receive	$830,000	3.54%	SOFR	7.94	11.25
Short receive	(1,800,000)	3.23%	SOFR	3.94	11.25

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following tables summarize certain characteristics of the Company’s TBA derivatives at June 30, 2026 and December 31, 2025:

June 30, 2026
Purchase and Sale Contracts for TBA Derivatives	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
	(dollars in thousands)
Purchase contracts	$7,777,000	$7,659,953	$7,708,118	$48,165
Sale contracts	(600,000)	(490,380)	(491,244)	(864)
Net TBA derivatives	$7,177,000	$7,169,573	$7,216,874	$47,301

December 31, 2025
Purchase and Sale Contracts for TBA Derivatives	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
	(dollars in thousands)
Purchase contracts	$3,861,000	$3,805,867	$3,814,118	$8,251
Sale contracts	(534,000)	(553,266)	(557,032)	(3,766)
Net TBA derivatives	$3,327,000	$3,252,601	$3,257,086	$4,485

The following tables summarize certain characteristics of the Company’s futures derivatives at June 30, 2026 and December 31, 2025:

June 30, 2026
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
2-year swap equivalent SOFR contracts	$1,000,000	$(1,000,000)	2.00
U.S. Treasury futures - 2 year	—	(1,400,000)	2.00
U.S. Treasury futures - 5 year	—	(825,000)	4.40
U.S. Treasury futures - 10 year and greater	—	(14,452,900)	10.86
U.S. swap futures - 10 year and greater	—	(110,000)	10.22
Total	$1,000,000	$(17,787,900)	9.80

December 31, 2025
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
2-year swap equivalent SOFR contracts	$500,000	$(500,000)	2.00
U.S. Treasury futures - 2 year	—	(3,658,000)	1.90
U.S. Treasury futures - 5 year	1,973,200	—	4.40
U.S. Treasury futures - 10 year and greater	—	(12,399,900)	11.33
Total	$2,473,200	$(16,557,900)	8.31

The Company presents derivative contracts on a gross basis in the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.
The following tables present information about derivative assets and liabilities that are subject to such provisions and can be offset in the Company’s Consolidated Statements of Financial Condition at June 30, 2026 and December 31, 2025, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

June 30, 2026
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$14,137	$(5,366)	$—	$8,771
Interest rate swaptions, at fair value	3,177	(2,099)	—	1,078
TBA derivatives, at fair value	50,393	(36,890)	(7,987)	5,516
Futures contracts, at fair value	1,800	(1,800)	—	—
Purchase commitments	12,277	—	—	12,277
Liabilities
Interest rate swaps, at fair value	$7,219	$(7,219)	$—	$—
Interest rate swaptions, at fair value	2,099	(2,099)	—	—
TBA derivatives, at fair value	3,092	(3,092)	—	—
Futures contracts, at fair value	233,242	(1,800)	(231,442)	—
Purchase commitments	2,316	—	—	2,316

December 31, 2025
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$7,372	$(2,295)	$—	$5,077
Interest rate swaptions, at fair value	11,063	(11,063)	—	—
TBA derivatives, at fair value	17,648	(6,603)	(8,760)	2,285
Futures contracts, at fair value	71,065	(6,644)	—	64,421
Purchase commitments	8,385	—	—	8,385
Liabilities
Interest rate swaps, at fair value	$16,385	$(16,385)	$—	$—
Interest rate swaptions, at fair value	11,931	(11,063)	(300)	568
TBA derivatives, at fair value	13,163	(11,942)	—	1,221
Futures contracts, at fair value	6,644	(6,644)	—	—
Purchase commitments	5,632	—	—	5,632
The effect of interest rate swaps in the Consolidated Statements of Comprehensive Income (Loss) is as follows:

Location on Consolidated Statements of Comprehensive Income (Loss)
	Net Interest Component of Interest Rate Swaps (1)	Realized Gains (Losses) on Termination of Interest Rate Swaps (1)	Unrealized Gains (Losses) on Interest Rate Swaps (1)
For the three months ended	(dollars in thousands)
June 30, 2026	$87,458	$—	$448,853
June 30, 2025	$185,650	$(31,792)	$(492,183)
For the six months ended
June 30, 2026	$184,305	$(5,750)	$680,679
June 30, 2025	$377,195	$(75,581)	$(1,245,784)
(1) Included in Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The effect of other derivative contracts in the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Three Months Ended June 30, 2026
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$(164,932)	$150,058	$(14,874)
Net interest rate swaptions	—	1,043	1,043
Futures (1)	546,671	(527,268)	19,403
Purchase commitments	—	10,543	10,543
Total			$16,115

(1) For the three months ended June 30, 2026, includes $1.8 million of realized gain and ($10.3) million of unrealized loss related to interest rate futures and options other than treasury futures.

Three Months Ended June 30, 2025
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$(57,686)	$74,703	$17,017
Net interest rate swaptions	(9,230)	8,600	(630)
Futures (1)	154,654	(224,081)	(69,427)
Purchase commitments	—	2,580	2,580
Total			$(50,460)

(1) For the three months ended June 30, 2025, includes $0.5 million of realized gain and ($6.0) million of unrealized loss related to interest rate futures and options other than treasury futures.

Six Months Ended June 30, 2026
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$(151,184)	$42,816	$(108,368)
Net interest rate swaptions	20,230	1,945	22,175
Futures (1)	477,150	(295,864)	181,286
Purchase commitments	—	7,211	7,211
Total			$102,304

(1) For the six months ended June 30, 2026, includes $2.5 million of realized gain and ($13.9) million of unrealized loss related to interest rate futures and options other than treasury futures.

Six Months Ended June 30, 2025
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$(72,041)	$119,236	$47,195
Net interest rate swaptions	(9,230)	—	(9,230)
Futures (1)	68,298	(541,184)	(472,886)
Purchase commitments	—	12,439	12,439
Total			$(422,482)

(1) For the six months ended June 30, 2025, includes $9.5 million of realized gain and ($6.0) million of unrealized loss related to interest rate futures and options other than treasury futures.

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
Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features were in a net liability position at June 30, 2026.

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
The following tables present the estimated fair values of financial instruments and MSR measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025. There were no transfers between levels of the fair value hierarchy during the periods presented.

June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$87,768,578	$—	$87,768,578
Credit risk transfer securities	—	46,872	—	46,872
Non-Agency mortgage-backed securities	—	1,565,016	—	1,565,016
Commercial mortgage-backed securities	—	135,019	—	135,019
Loans
Residential mortgage loans	—	7,280,979	—	7,280,979
Mortgage servicing rights	—	—	4,089,485	4,089,485
Interests in MSR	—	—	106,775	106,775
Assets transferred or pledged to securitization vehicles	—	38,256,690	—	38,256,690
Derivative assets
Interest rate swaps	—	14,137	—	14,137
Other derivatives	1,800	65,847	—	67,647
Total assets	$1,800	$135,133,138	$4,196,260	$139,331,198
Liabilities
Debt issued by securitization vehicles	$—	$34,366,098	$—	$34,366,098
Participations issued	—	2,553,709	—	2,553,709
Derivative liabilities
Interest rate swaps	—	7,219	—	7,219
Other derivatives	233,242	7,507	—	240,749
Total liabilities	$233,242	$36,934,533	$—	$37,167,775

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$89,628,654	$—	$89,628,654
Credit risk transfer securities	—	213,800	—	213,800
Non-Agency mortgage-backed securities	—	1,445,176	—	1,445,176
Loans
Residential mortgage loans	—	5,020,784	—	5,020,784
Mortgage servicing rights	—	—	3,645,865	3,645,865
Interests in MSR	—	—	28,626	28,626
Assets transferred or pledged to securitization vehicles	—	32,067,433	—	32,067,433
Derivative assets
Interest rate swaps	—	7,372	—	7,372
Other derivatives	71,065	37,096	—	108,161
Total assets	$71,065	$128,420,315	$3,674,491	$132,165,871
Liabilities
Debt issued by securitization vehicles	$—	$28,918,753	$—	$28,918,753
Participations issued	—	1,932,655	—	1,932,655
U.S. Treasury securities sold, not yet purchased	2,396,724	—	—	2,396,724
Derivative liabilities
Interest rate swaps	—	16,385	—	16,385
Other derivatives	6,644	30,726	—	37,370
Total liabilities	$2,403,368	$30,898,519	$—	$33,301,887

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

Unobservable Input (1)	Range (Weighted Average) (2)
	June 30, 2026	December 31, 2025
Discount rate	5.6% - 11.2% (7.8%)	4.7% - 12.0% (7.9%)
Prepayment rate	4.7% - 18.7% (5.9%)	4.6% - 22.8% (5.8%)
Delinquency rate	0.2% - 4.7% (1.2%)	0.2% - 3.7% (1.1%)
Cost to service	$68 - $92 ($80)	$68 - $93 ($82)
(1) Represents rates, estimates and assumptions that the Company believes would be used by market participants when valuing these assets.
(2) Weighted average discount rate computed based on the fair value of MSR, weighted average prepayment rate, delinquency rate and cost to service based on unpaid principal balances of loans underlying the MSR.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table summarizes the estimated fair values for financial assets and liabilities that are not carried at fair value at June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets	(dollars in thousands)
Reverse repurchase agreements	$33,047	$33,047	$34,389	$34,389
Financial liabilities
Repurchase agreements	$86,895,874	$86,895,874	$81,865,723	$81,865,723
Other secured financing	1,125,000	1,125,000	1,075,000	1,075,000

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

The following table presents the activity of finite lived intangible assets for the six months ended June 30, 2026.

Intangible Assets, net
(dollars in thousands)
Beginning balance January 1, 2026	$6,726
Less: amortization expense	(1,346)
Ending balance June 30, 2026	$5,380

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
The Company had outstanding $86.9 billion and $81.9 billion of repurchase agreements with weighted average remaining maturities of 33 days and 35 days and weighted average rates of 3.85% and 4.02% at June 30, 2026 and December 31, 2025, respectively. In connection with its residential mortgage loans, the Company had select arrangements with counterparties to enter into repurchase agreements for $6.1 billion with remaining capacity of $2.4 billion at June 30, 2026.
At June 30, 2026 and December 31, 2025, the repurchase agreements had the following remaining maturities and collateral types:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

June 30, 2026
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements
	(dollars in thousands)
1 day	$35,324,478	$—	$26,890	$—	$—	$35,351,368
2 to 29 days	12,595,792	—	1,277,694	—	—	13,873,486
30 to 59 days	27,132,432	—	904,094	—	—	28,036,526
60 to 89 days	4,954,581	—	527,659	—	—	5,482,240
90 to 119 days	1,909	—	87,054	—	—	88,963
Over 119 days (1)	8,606	—	437,873	3,666,812	—	4,113,291
Total	$80,017,798	$—	$3,261,264	$3,666,812	$—	$86,945,874
Amounts offset in accordance with netting arrangements						(50,000)
Net amounts of Repurchase agreements as presented in the Consolidated Statements of Financial Condition						$86,895,874

December 31, 2025
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—
2 to 29 days	43,487,076	96,162	1,371,672	—	—	44,954,910
30 to 59 days	31,834,906	—	376,364	519,921	—	32,731,191
60 to 89 days	3,969,641	—	655,204	—	—	4,624,845
90 to 119 days	—	—	18,763	165,305	—	184,068
Over 119 days (1)	—	—	275,341	1,532,712	—	1,808,053
Total	$79,291,623	$96,162	$2,697,344	$2,217,938	$—	$84,303,067
Amounts offset in accordance with netting arrangements						(2,437,344)
Net amounts of Repurchase agreements as presented in the Consolidated Statements of Financial Condition						$81,865,723

(1) Less than 1% of repurchase agreements had a remaining maturity over 1 year at June 30, 2026 and December 31, 2025.
The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition at June 30, 2026 and December 31, 2025. Refer to the “Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

	June 30, 2026		December 31, 2025
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross amounts	$83,047	$86,945,874	$2,471,733	$84,303,067
Amounts offset	(50,000)	(50,000)	(2,437,344)	(2,437,344)
Netted amounts	$33,047	$86,895,874	$34,389	$81,865,723

The fair value of collateral received in connection with reverse repurchase agreements as of June 30, 2026 was $83.0 million, of which the Company sold $0.0 million. The fair value of collateral received in connection with reverse repurchase agreements as of December 31, 2025 was $2.5 billion, of which the Company sold $2.4 billion. The amount of collateral sold is reported at fair value in the Company’s Consolidated Statements of Financial Condition as U.S. Treasury securities sold, not yet purchased.
Other Secured Financing - As of June 30, 2026, the Company had $2.3 billion in total committed credit facilities to finance a portion of its MSR portfolio. Outstanding borrowings under these facilities as of June 30, 2026 totaled $1.1 billion with maturities ranging between six months to two years. As of December 31, 2025, the Company had $2.2 billion in total committed credit facilities to finance a portion of its MSR portfolio. Outstanding borrowings under these facilities as of December 31, 2025 totaled $1.1 billion with maturities ranging between one to two years. The weighted average interest rate of the borrowings was 6.23% and 6.44% as of June 30, 2026 and December 31, 2025, respectively. Borrowings are reported in Other secured financing in the Company’s Consolidated Statements of Financial Condition.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
Investments pledged as collateral under secured financing arrangements and interest rate swaps, excluding residential mortgage loans of consolidated VIEs, had an estimated fair value and accrued interest of $91.1 billion and $434.3 million, respectively, at June 30, 2026 and $89.0 billion and $404.1 million, respectively, at December 31, 2025.

13. CAPITAL STOCK

(A)    Common Stock
The following table provides a summary of the Company’s common shares authorized, and issued and outstanding at June 30, 2026 and December 31, 2025.

	Shares authorized		Shares issued and outstanding
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	Par Value
Common stock	1,456,750,000	1,456,750,000	750,574,308	706,972,452	$0.01

In January 2025, the Company announced that its Board authorized the repurchase of up to $1.5 billion of its outstanding shares of common stock through December 31, 2029 (the “Common Stock Repurchase Program”). During the three and six months ended June 30, 2026 and 2025, no shares were repurchased under the Common Stock Repurchase Program.
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

During the three and six months ended June 30, 2026, under the at-the-market sales program, the Company issued 20.3 million and 42.6 million shares for proceeds of $447.2 million and $955.7 million, respectively, each net of commissions and fees. During the three and six months ended June 30, 2025, under the at-the-market sales program, the Company issued 39.7 million and 63.0 million shares for proceeds of $761.2 million and $1.3 billion, respectively, each net of commissions and fees.

(B)    Preferred Stock
The following is a summary of the Company’s cumulative redeemable preferred stock outstanding at June 30, 2026 and December 31, 2025. In the event of a liquidation or dissolution of the Company, the Company’s then outstanding preferred stock takes precedence over the Company’s common stock with respect to payment of dividends and the distribution of assets.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	Shares Authorized		Shares Issued And Outstanding		Carrying Value		Contractual Rate	Earliest Redemption Date (1)	Effective Date of Floating Rate Dividend Period	Floating Annual Rate (2)
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Fixed-rate		(dollars in thousands)
Series J	11,500,000	11,500,000	11,000,000	11,000,000	$265,911	$265,911	8.875%	9/30/2030	NA	NA
Fixed-to-floating rate
Series F	28,800,000	28,800,000	28,800,000	28,800,000	696,910	696,910	6.95%	9/30/2022	9/30/2022	3M Term SOFR + 4.993%
Series G	17,000,000	17,000,000	17,000,000	17,000,000	411,335	411,335	6.50%	3/31/2023	3/31/2023	3M Term SOFR + 4.172%
Series I	17,700,000	17,700,000	17,700,000	17,700,000	428,324	428,324	6.75%	6/30/2024	6/30/2024	3M Term SOFR + 4.989%
Subtotal	63,500,000	63,500,000	63,500,000	63,500,000	$1,536,569	$1,536,569
Total	75,000,000	75,000,000	74,500,000	74,500,000	$1,802,480	$1,802,480

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

Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus accrued and unpaid dividends through their redemption date. Through June 30, 2026, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
The Series F Fixed-to-Floating Rate Cumulative Preferred Stock, Series G Fixed-to-Floating Rate Cumulative Preferred Stock, Series I Fixed-to-Floating Rate Cumulative Preferred Stock and Series J Fixed-Rate Cumulative Preferred Stock rank senior to the common stock of the Company.
On December 31, 2024, the Board approved a repurchase plan for all of our existing outstanding Fixed-to-Floating Rate Preferred Stock (as defined below) (the “Preferred Stock Repurchase Program”). Under the terms of the Preferred Stock Repurchase Program, we are authorized to repurchase up to an aggregate of 63,500,000 shares of Fixed-to-Floating Rate Preferred Stock, comprised of up to (i) 28,800,000 shares of its 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), (ii) 17,000,000 shares of its 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series G Preferred Stock”), and (iii) 17,700,000 shares of its 6.75% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”, and together with Series F Preferred Stock and Series G Preferred Stock, the “Fixed-to-Floating Rate Preferred Stock”). The aggregate liquidation value of the Fixed-to-Floating Rate Preferred Stock that may be repurchased by the Company pursuant to the Preferred Stock Repurchase Program, as of June 30, 2026, was approximately $1.6 billion.

The Preferred Stock Repurchase Program became effective on January 1, 2025 and will expire on December 31, 2029. During the three and six months ended June 30, 2026 and 2025, no shares were repurchased under the Preferred Stock Repurchase Program.

(C)    Distributions to Stockholders
The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(dollars in thousands, except per share data)
Dividends and dividend equivalents declared on common stock and share-based awards	$565,881	$452,199	$1,080,171	$876,062
Distributions declared per common share	$0.75	$0.70	$1.45	$1.40
Distributions paid to common stockholders after period end	$562,931	$449,453	$562,931	$449,453
Distributions paid per common share after period end	$0.75	$0.70	$0.75	$0.70
Date of distributions paid to common stockholders after period end	July 31, 2026	July 31, 2025	July 31, 2026	July 31, 2025
Dividends declared to series F preferred stockholders	$16,118	$17,197	$32,186	$34,447
Dividends declared per share of series F preferred stock	$0.560	$0.597	$1.118	$1.196
Dividends declared to series G preferred stockholders	$8,738	$9,381	$17,350	$18,691
Dividends declared per share of series G preferred stock	$0.514	$0.552	$1.021	$1.100
Dividends declared to series I preferred stockholders	$10,011	$10,682	$19,881	$21,279
Dividends declared per share of series I preferred stock	$0.566	$0.603	$1.123	$1.202
Dividends declared to series J preferred stockholders	$6,169	$—	$12,271	$—
Dividends declared per share of series J preferred stock	$0.561	$—	$1.116	$—

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

The following table presents the components of the Company’s interest income and interest expense for the three and six months ended June 30, 2026 and 2025.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest income	(dollars in thousands)
Agency securities	$1,094,724	$875,937	$2,179,135	$1,696,119
Residential credit securities	30,679	36,853	62,101	77,060
Residential mortgage loans (1)	674,055	467,959	1,270,844	894,014
Commercial investment portfolio	4,664	163	6,286	1,218
Reverse repurchase agreements	8,076	37,981	18,762	67,590
Total interest income	$1,812,198	$1,418,893	$3,537,128	$2,736,001
Interest expense
Repurchase agreements	$846,551	$775,918	$1,679,498	$1,536,701
Debt issued by securitization vehicles	438,892	312,383	837,025	595,975
Participations issued	38,562	30,738	71,455	57,782
U.S. Treasury securities sold, not yet purchased	—	26,654	8,266	52,372
Total interest expense	$1,324,005	$1,145,693	$2,596,244	$2,242,830
Net interest income	$488,193	$273,200	$940,884	$493,171

(1) Includes assets transferred or pledged to securitization vehicles.

15. NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the three and six months ended June 30, 2026 and 2025.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(dollars in thousands, except per share data)
Net income (loss)	$827,773	$60,371	$1,118,288	$190,676
Net income (loss) attributable to noncontrolling interests	5,100	3,272	12,963	9,353
Net income (loss) attributable to Annaly	822,673	57,099	1,105,325	181,323
Dividends on preferred stock (1)	41,036	37,260	81,688	74,417
Net income (loss) available (related) to common stockholders	$781,637	$19,839	$1,023,637	$106,906
Weighted average shares of common stock outstanding-basic	738,926,270	620,208,712	730,798,630	603,770,531
Add: Effect of stock awards, if dilutive	1,329,977	894,506	1,519,091	1,111,764
Weighted average shares of common stock outstanding-diluted	740,256,247	621,103,218	732,317,721	604,882,295
Net income (loss) per share available (related) to common share
Basic	$1.06	$0.03	$1.40	$0.18
Diluted	$1.06	$0.03	$1.40	$0.18

There were no potentially dilutive restricted stock units or performance stock units for the three and six months ended June 30, 2026 and 2025.

16. INCOME TAXES

For the three months ended June 30, 2026, the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company will not incur federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements that relate to, among other things, assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company distributes such shortfall within the next year as permitted by the Code.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. As of June 30, 2026, the Company does not have any unrecognized tax benefits that would affect its financial position. Thus, no accruals for penalties and interest were deemed necessary at June 30, 2026 and December 31, 2025.
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
During the three and six months ended June 30, 2026, the Company recorded $6.9 million and $5.4 million, respectively, of income tax expense attributable to its TRSs. During the three and six months ended June 30, 2025, the Company recorded $0.4 million and $8.7 million, respectively, of income tax expense attributable to its TRSs.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(dollars in thousands)		(dollars in thousands)
Current Tax Expense (Benefit)
Federal	$(557)	$—	$839	$—
State and local	(69)	—	104	13
Total current income tax expense (benefit)	$(626)	$—	$943	$13
Deferred Tax Expense (Benefit)
Federal	$6,871	$385	$4,051	$7,607
State and local	654	55	386	1,087
Total deferred income tax expense (benefit)	$7,525	$440	$4,437	$8,694
Total income tax expense (benefit)	$6,899	$440	$5,380	$8,707

The difference between the Company's reported income tax provision and the U.S. federal statutory rate of 21.0% is as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2026		June 30, 2025	June 30, 2026		June 30, 2025
	(dollars in thousands)	(percentage)		(dollars in thousands)	(percentage)
Statutory federal income tax rate	$175,281	21.0%	21.0%	$235,970	21.0%	21.0%
Non-taxable REIT income	(158,799)	(19.0%)	(8.8%)	(190,949)	(17.0%)	(12.8%)
State and local taxes, net of federal income tax effect (1)	585	0.1%	3.0%	490	—%	3.0%
VIE and Other	(8,201)	(1.1%)	(14.5%)	(38,689)	(3.4%)	(6.9%)
TRS Permanent Differences	(1,967)	(0.2%)	—%	(1,442)	(0.1%)	—%
Change in valuation allowance	—	—%	—%	—	—%	—%
Total provision	$6,899	0.8%	0.7%	$5,380	0.5%	4.3%

(1) State and local taxes in New York made up the majority (greater than 50 percent) of the tax effect in this category.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

During the three and six months ended June 30, 2026, the amount of cash income taxes paid by the Company (net of refunds) consists of the following:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2026	June 30, 2026
	(dollars in thousands)
Federal	$550	$550
State and local	822	876
Total income taxes paid (net of refunds)	$1,372	$1,426

As of June 30, 2026, the Company recorded a net deferred tax asset of $94.9 million resulting primarily from net operating loss carryforwards and securitization gains, and a net deferred tax liability of $161.4 million resulting primarily from unrealized gains on MSR, residential mortgage loans, forward purchase commitments, and interest rate swaps, which are included in Other assets and Other liabilities, respectively, in the Consolidated Statements of Financial Condition. As of June 30, 2026, no valuation allowance was established.
As of June 30, 2026, the Company's TRSs had approximately $92.4 million of net operating loss carryforwards for federal income tax purposes which may be available to offset future taxable income, including approximately $7.7 million of net operating loss carryforwards that are subject to an annual limitation under Internal Revenue Code Section 382 and $84.7 million that can be carried forward indefinitely.

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
The following tables present the reportable operating segments related to the Company’s results of operations for the three and six months ended June 30, 2026 and 2025:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Three Months Ended June 30, 2026
	Agency	Residential Credit	MSR	Corporate & Other	Consolidated
	(dollars in thousands)
Interest income	$1,102,237	$709,961	$—	$—	$1,812,198
Interest expense	755,259	568,746	—	—	1,324,005
Net interest income	346,978	141,215	—	—	488,193
Servicing and related income	—	—	175,059	—	175,059
Servicing and related expense	—	—	17,835	—	17,835
Net servicing income	—	—	157,224	—	157,224
Other income (loss)	238,951	34,412	(25,231)	(688)	247,444
Less: Total general and administrative expenses	18,968	19,600	11,018	8,603	58,189
Income (loss) before income taxes	566,961	156,027	120,975	(9,291)	834,672
Income taxes	581	1,772	4,546	—	6,899
Net income (loss)	566,380	154,255	116,429	(9,291)	827,773
Less: Net income (loss) attributable to noncontrolling interest	—	5,100	—	—	5,100
Net income (loss) attributable to Annaly	566,380	149,155	116,429	(9,291)	822,673
Dividends on preferred stock	—	—	—	41,036	41,036
Net income (loss) available (related) to common stockholders	566,380	149,155	116,429	(50,327)	781,637
Unrealized gains (losses) on available-for-sale securities	(23,400)	—	—	—	(23,400)
Reclassification adjustment for net (gains) losses included in net income (loss)	—	—	—	—	—
Other comprehensive income (loss)	(23,400)	—	—	—	(23,400)
Comprehensive income (loss)	542,980	154,255	116,429	(9,291)	804,373
Comprehensive income (loss) attributable to noncontrolling interests	—	5,100	—	—	5,100
Comprehensive income (loss) attributable to Annaly	$542,980	$149,155	$116,429	$(9,291)	$799,273
Noncash investing and financing activities:
Receivable for unsettled trades	92,317	—	12,405	—	104,722
Payable for unsettled trades	262,764	14,443	54,379	—	331,586
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	(23,400)	—	—	—	(23,400)
Dividends declared, not yet paid	—	—	—	562,931	562,931
Total assets
Total assets	$90,585,914	$48,138,201	$4,985,815	$31,246	$143,741,176

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Three Months Ended June 30, 2025
	Agency	Residential Credit	MSR	Corporate & Other	Consolidated
	(dollars in thousands)
Interest income	$913,267	$505,463	$—	$163	$1,418,893
Interest expense	731,316	414,222	—	155	1,145,693
Net interest income	181,951	91,241	—	8	273,200
Servicing and related income	—	—	141,670	—	141,670
Servicing and related expense	—	—	14,571	—	14,571
Net servicing income	—	—	127,099	—	127,099
Other income (loss)	(252,852)	(193)	(39,372)	2,947	(289,470)
Less: Total general and administrative expenses	16,551	15,917	9,243	8,307	50,018
Income (loss) before income taxes	(87,452)	75,131	78,484	(5,352)	60,811
Income taxes	(130)	(8,217)	8,833	(46)	440
Net income (loss)	(87,322)	83,348	69,651	(5,306)	60,371
Less: Net income (loss) attributable to noncontrolling interest	—	3,272	—	—	3,272
Net income (loss) attributable to Annaly	(87,322)	80,076	69,651	(5,306)	57,099
Dividends on preferred stock	—	—	—	37,260	37,260
Net income (loss) available (related) to common stockholders	(87,322)	80,076	69,651	(42,566)	19,839
Unrealized gains (losses) on available-for-sale securities	33,559	—	—	—	33,559
Reclassification adjustment for net (gains) losses included in net income (loss)	13,797	—	—	—	13,797
Other comprehensive income (loss)	47,356	—	—	—	47,356
Comprehensive income (loss)	(39,966)	83,348	69,651	(5,306)	107,727
Comprehensive income (loss) attributable to noncontrolling interests	—	3,272	—	—	3,272
Comprehensive income (loss) attributable to Annaly	$(39,966)	$80,076	$69,651	$(5,306)	$104,455
Noncash investing and financing activities:
Receivable for unsettled trades	1,104,920	—	29,976	—	1,134,896
Payable for unsettled trades	1,479,249	—	59,277	—	1,538,526
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	47,356	—	—	—	47,356
Dividends declared, not yet paid	—	—	—	449,453	449,453
Total assets
Total assets	$75,289,321	$32,919,304	$3,835,511	$97,756	$112,141,892

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Six Months Ended June 30, 2026
	Agency	Residential Credit	MSR	Corporate & Other	Consolidated
	(dollars in thousands)
Interest income	$2,196,530	$1,340,598	$—	$—	$3,537,128
Interest expense	1,520,703	1,075,541	—	—	2,596,244
Net interest income	675,827	265,057	—	—	940,884
Servicing and related income	—	—	334,192	—	334,192
Servicing and related expense	—	—	34,415	—	34,415
Net servicing income	—	—	299,777	—	299,777
Other income (loss)	(95,592)	178,776	(88,029)	(1,395)	(6,240)
Less: Total general and administrative expenses	37,090	37,514	21,105	15,044	110,753
Income (loss) before income taxes	543,145	406,319	190,643	(16,439)	1,123,668
Income taxes	1,663	(3,681)	7,400	(2)	5,380
Net income (loss)	541,482	410,000	183,243	(16,437)	1,118,288
Less: Net income (loss) attributable to noncontrolling interest	—	12,963	—	—	12,963
Net income (loss) attributable to Annaly	541,482	397,037	183,243	(16,437)	1,105,325
Dividends on preferred stock	—	—	—	81,688	81,688
Net income (loss) available (related) to common stockholders	541,482	397,037	183,243	(98,125)	1,023,637
Unrealized gains (losses) on available-for-sale securities	(68,448)	—	—	—	(68,448)
Reclassification adjustment for net (gains) losses included in net income (loss)	—	—	—	—	—
Other comprehensive income (loss)	(68,448)	—	—	—	(68,448)
Comprehensive income (loss)	473,034	410,000	183,243	(16,437)	1,049,840
Comprehensive income (loss) attributable to noncontrolling interests	—	12,963	—	—	12,963
Comprehensive income (loss) attributable to Annaly	$473,034	$397,037	$183,243	$(16,437)	$1,036,877
Noncash investing and financing activities:
Receivable for unsettled trades	92,317	—	12,405	—	104,722
Payable for unsettled trades	262,764	14,443	54,379	—	331,586
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	(68,448)	—	—	—	(68,448)
Dividends declared, not yet paid	—	—	—	562,931	562,931
Total assets
Total assets	$90,585,914	$48,138,201	$4,985,815	$31,246	$143,741,176

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Six Months Ended June 30, 2025
	Agency	Residential Credit	MSR	Corporate & Other	Consolidated
	(dollars in thousands)
Interest income	$1,762,467	$972,316	$—	$1,218	$2,736,001
Interest expense	1,449,569	792,396	—	865	2,242,830
Net interest income	312,898	179,920	—	353	493,171
Servicing and related income	—	—	282,105	—	282,105
Servicing and related expense	—	—	28,684	—	28,684
Net servicing income	—	—	253,421	—	253,421
Other income (loss)	(419,777)	11,897	(42,333)	1,086	(449,127)
Less: Total general and administrative expenses	33,867	31,423	18,636	14,156	98,082
Income (loss) before income taxes	(140,746)	160,394	192,452	(12,717)	199,383
Income taxes	160	(8,741)	17,343	(55)	8,707
Net income (loss)	(140,906)	169,135	175,109	(12,662)	190,676
Less: Net income (loss) attributable to noncontrolling interest	—	9,353	—	—	9,353
Net income (loss) attributable to Annaly	(140,906)	159,782	175,109	(12,662)	181,323
Dividends on preferred stock	—	—	—	74,417	74,417
Net income (loss) available (related) to common stockholders	(140,906)	159,782	175,109	(87,079)	106,906
Unrealized gains (losses) on available-for-sale securities	198,436	—	—	—	198,436
Reclassification adjustment for net (gains) losses included in net income (loss)	79,200	—	—	—	79,200
Other comprehensive income (loss)	277,636	—	—	—	277,636
Comprehensive income (loss)	136,730	169,135	175,109	(12,662)	468,312
Comprehensive income (loss) attributable to noncontrolling interests	—	9,353	—	—	9,353
Comprehensive income (loss) attributable to Annaly	$136,730	$159,782	$175,109	$(12,662)	$458,959
Noncash investing and financing activities:
Receivable for unsettled trades	1,104,920	—	29,976	—	1,134,896
Payable for unsettled trades	1,479,249	—	59,277	—	1,538,526
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	277,636	—	—	—	277,636
Dividends declared, not yet paid	—	—	—	449,453	449,453
Total assets
Total assets	$75,289,321	$32,919,304	$3,835,511	$97,756	$112,141,892

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

19. LEASE COMMITMENTS AND CONTINGENCIES

The Company’s operating leases are primarily comprised of corporate office leases with remaining lease terms of approximately two years and sixteen years. The corporate office leases include options to extend for up to five years, however the extension terms were not included in the operating lease liability calculation. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The lease cost for the three and six months ended June 30, 2026 was $0.9 million and $1.8 million, respectively. The lease cost for the three and six months ended June 30, 2025 was $1.5 million and $2.7 million, respectively.

Supplemental information related to leases as of and for the six months ended June 30, 2026 was as follows:

Operating Leases	Classification	June 30, 2026
Assets	(dollars in thousands)
Operating lease right-of-use assets	Other assets	$25,975
Liabilities
Operating lease liabilities (1)	Other liabilities	$34,222
Lease term and discount rate
Weighted average remaining lease term		15.7 years
Weighted average discount rate (1)		7.0%
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$130
(1) For the Company’s leases that do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

The following table provides details related to maturities of lease liabilities:

Maturity of Lease Liabilities
Years ending December 31,	(dollars in thousands)
2026 (remaining)	$131
2027	2,503
2028	3,854
2029	3,831
2030	3,831
Later years	48,210
Total lease payments	$62,360
Less: imputed interest	28,138
Present value of lease liabilities	$34,222

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
Contingencies
From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies at June 30, 2026 and December 31, 2025.

20. SUBSEQUENT EVENTS

In July 2026, the Company completed and closed two securitizations of residential mortgage loans, OBX 2026-NQM9, with a face value of $1.0 billion, and OBX 2026-NQM10, with a face value of $937.8 million. These securitizations represent financing transactions which provided and continue to provide non-recourse financing to the Company collateralized by residential mortgage loans purchased by the Company.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

INDEX TO ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Page
Overview	41
Business Environment	41
Economic Environment	42
Income Tax Reform	42
Results of Operations	43
Net Income (Loss) Summary	44
Non-GAAP Financial Measures	46
Earnings Available for Distribution, Earnings Available for Distribution Attributable to Common Stockholders, Earnings Available for Distribution Per Average Common Share and Annualized EAD Return on Average Equity	46
Premium Amortization Expense	48
Economic Leverage and Economic Capital Ratios	48
Interest Income (excluding PAA), Economic Interest Expense and Economic Net Interest Income (excluding PAA)	49
Experienced and Projected Long-term CPR	50
Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA), Net Interest Margin (excluding PAA), and Average Economic Cost of Interest Bearing Liabilities	51
Economic Interest Expense and Average Economic Cost of Interest Bearing Liabilities	52
Other Income (Loss)	53
General and Administrative Expenses	55
Return on Average Equity	55
Unrealized Gains and Losses - Available-for-Sale Investments	55
Financial Condition	56
Residential Securities	56
Contractual Obligations	58
Commitments and Contractual Obligations with Unconsolidated Entities	59
Capital Management	59
Stockholders’ Equity	59
Capital Stock	60
Leverage and Capital	61
Risk Management	61
Risk Appetite	61
Governance	62
Description of Risks	62
Liquidity and Funding Risk Management	63
Funding	63
Excess Liquidity	65
Maturity Profile and Interest Rate Sensitivity	66
Stress Testing	67
Liquidity Management Policies	67
Investment/Market Risk Management	67
Credit Risk Management	68
Counterparty Risk Management	69
Operational Risk Management	69
Compliance, Regulatory and Legal Risk Management	71
Critical Accounting Estimates	71
Valuation of Financial Instruments	71
Residential Securities	71
Residential Mortgage Loans	72
MSR	72
Interest Rate Swaps	72
Revenue Recognition	72
Consolidation of Variable Interest Entities	73
Use of Estimates	73
Glossary of Terms	74

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

Business Environment
The second quarter of 2026 (“Q2 2026”) was characterized by continued robust U.S. economic growth, supported by consumer spending and technology-related investment, with labor market momentum improving relative to the softer trends experienced in the second half of 2025. Inflation remained elevated, driven by energy shocks stemming from developments in the Middle East, residual effects from tariffs, and demand for computing equipment related to artificial intelligence (“AI”). Against this backdrop, Federal Reserve (the “Fed”) officials discussed the potential for interest rate hikes, and interest rates rose over the quarter, led by the front end of the yield curve, as market pricing shifted from an expectation of roughly two 25 basis point (“bps”) cuts this year to the possibility of at least one hike.
In this environment, Annaly generated a portfolio economic return of 5.5% in Q2 2026, with earnings available for distribution (“EAD”) of $0.79 per share, once again exceeding the quarterly common stock dividend, which was increased to $0.75 per share. This marked the ninth consecutive quarter in which EAD surpassed the dividend. Economic leverage stood at 5.6x, and the Company raised approximately $447 million of common equity through our at-the-market (“ATM”) sales program during the quarter.
Agency mortgage-backed security (“MBS”) spreads tightened during the quarter, aided by a de-escalation of tensions in the Middle East that reduced implied volatility across financial markets. Agency MBS technicals remained favorable, with fixed income fund inflows through the first half of 2026 (“1H 2026”) running at more than double the pace of the prior three years. Overseas investors purchased approximately $65 billion of Agency MBS year-to-date, a marked shift from the net reductions recorded in the first halves of 2024 and 2025, while collateralized mortgage obligation (“CMO”) floater creation in 1H 2026 reached its highest level since 2011. Elevated interest rates continued to limit the supply of fixed-rate MBS.
During the quarter, we shifted our portfolio exposure up in coupon, reducing approximately $4 billion of 4.5% coupon holdings in favor of 5.5% and 6.0% coupons, while new capital was invested primarily in production coupons and Agency commercial mortgage-backed securities (“CMBS”). Our Agency portfolio grew by $2.8 billion during the quarter to $95.0 billion (including TBA exposure), representing 57% of the firm’s capital. Specified pool holdings declined by four percentage points as a share of the aggregate portfolio over 1H 2026, reflecting improved dollar-roll implied financing, elevated valuations, strong early-year demand from the government-sponsored enterprises (“GSEs”), lower rate volatility, and a more benign prepayment outlook. Specified pool valuations became more attractive as the GSEs slowed their purchases and became opportunistic sellers. We expect future Agency investments to be more balanced across to-be-announced (“TBA”) securities and specified pools going forward, even as cheapest-to-deliver pool convexity continued to deteriorate.
Our Residential Credit portfolio ended the quarter at $10.4 billion in market value (on an economic basis), an increase of $35 million quarter-over-quarter, and represented approximately 22% of firm capital. Residential credit spreads moved in line with broader credit markets, with “AAA”-rated spreads ending the quarter at 130 bps over the curve, approximately 10 bps tighter than at the onset, though residential credit modestly underperformed corporate credit amid record non-Agency gross issuance, which exceeded $150 billion year-to-date and was up approximately 50% year-over-year, putting private-label gross issuance on pace for its largest year since 2007.
Our correspondent channel produced $6.7 billion of locks and $5.1 billion of fundings during the quarter, while we purchased $7.1 billion of loans, including whole-loan bulk purchases and partnership securitizations, a quarterly record. The quarter-end locked pipeline reflected a weighted average FICO score of 765 and a combined loan-to-value ratio of 67%. Annaly remained the largest issuer of expanded credit mortgages and the second-largest issuer overall, closing 13 securitizations totaling $6.8 billion in unpaid principal balance (“UPB”) during the quarter, which generated approximately $613 million of proprietary investments. Year-to-date, our securitization platform priced 26 securitizations totaling $14.5 billion across eight forms of residential collateral, including two $1 billion new-origination Non-QM transactions, the largest Non-QM transactions in several years. Our residential credit portfolio continued to benefit from scale across loan sourcing, capital markets, originator relationships, and securitization.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
In our mortgage servicing rights (“MSR”) business, the portfolio decreased modestly to $4.1 billion in market value during the quarter (including unsettled commitments), with capital allocation remaining at 21% of firm capital. During the quarter, Annaly committed to purchase approximately $200 million of MSR and committed to sell nearly $220 million of MSR across two bulk pools, monetizing assets that had become more economic for holders with large servicing platforms. Bulk supply decreased modestly from the first quarter but is expected to remain healthy through year-end, supported by originator profitability constraints and industry consolidation. Our flow channel acquired a record $31 million in market value during the quarter, helping us acquire current-coupon MSR and offset portfolio paydowns. Year-to-date, Annaly was the largest buyer of conventional MSR by servicing transfers and ranked fifth among non-bank Agency MBS servicers.

Economic Environment
Real gross domestic product (“GDP”) growth was 2.1% on a seasonally adjusted annualized rate (“SAAR”) basis in the first quarter of 2026 (“Q1 2026”), with consumption contributing 0.5% SAAR, private investment 7.9% SAAR, and government spending 0.5% SAAR, while net trade subtracted 1.3 percentage points from growth; real final sales to domestic purchasers rose 1.7% SAAR. Consumption is expected to have rebounded in the second quarter, tracking 1.5% SAAR quarter-to-date, while private investment is expected to remain robust given capital expenditures related to the AI buildout.
Inflation readings, as measured by the year-over-year changes in the Personal Consumption Expenditures (“PCE”) Price Index, remained elevated. Headline PCE prices rose 0.45% month-over-month and 4.1% year-over-year in May, while core PCE, which excludes volatile food and energy prices, rose 0.32% month-over-month and 3.4% year-over-year. June Consumer Price Index (“CPI”) data came in much better than expected, driven by a notable decline in energy prices (-5.7% month-over-month), soft core commodity prices (-0.1% month-over-month), and a slowdown in core services inflation (0.0% month-over-month); as a result, headline CPI declined 42 bps month-over-month to 3.5% year-over-year, and core CPI declined 2 bps month-over-month to 2.6% year-over-year.
The labor market showed improving momentum during the quarter. According to the Bureau of Labor Statistics, non-farm payrolls rose by 57,000 in June, bringing net job creation to 334,000 for the second quarter, compared with 218,000 in the first quarter and 116,000 for all of 2025. The unemployment rate stood at 4.2%, its lowest monthly reading since June 2025, while the labor force participation rate fell to 61.5% for the quarter, its lowest level since early 2021. Wage growth, as measured by the year-over-year change in Average Hourly Earnings, was 3.5%.
U.S. interest rates repriced sharply in Q2 2026 as inflation forecasts shifted meaningfully higher. Treasury yields rose across the yield curve, led by the front end (2-year yields up 38 bps), as Fed pricing flipped from cuts to hikes, resulting in a flatter yield curve (2s10s down 23 bps during the quarter). Market-based measures of short-term inflation expectations increased meaningfully alongside higher energy prices, and long-end yields reached year-to-date peaks. Rate volatility, however, fell over the quarter.
The following table presents interest rates and spreads at each date presented:

	June 30, 2026	March 31, 2026	June 30, 2025
30-Year mortgage current coupon	5.41%	5.38%	5.48%
Mortgage basis	94 bps	106 bps	125 bps
10-Year U.S. Treasury rate	4.47%	4.32%	4.23%
OIS SOFR Swaps
1-Month	3.66%	3.66%	4.33%
6-Month	3.87%	3.68%	4.15%
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Net Income (Loss) Summary
The following table presents financial information related to our results of operations as of and for the three and six months ended June 30, 2026 and 2025.

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in thousands, except per share data)
Interest income	$1,812,198	$1,418,893	$3,537,128	$2,736,001
Interest expense	1,324,005	1,145,693	2,596,244	2,242,830
Net interest income	488,193	273,200	940,884	493,171
Servicing and related income	175,059	141,670	334,192	282,105
Servicing and related expense	17,835	14,571	34,415	28,684
Net servicing income	157,224	127,099	299,777	253,421
Other income (loss)	247,444	(289,470)	(6,240)	(449,127)
Less: Total general and administrative expenses	58,189	50,018	110,753	98,082
Income (loss) before income taxes	834,672	60,811	1,123,668	199,383
Income taxes	6,899	440	5,380	8,707
Net income (loss)	827,773	60,371	1,118,288	190,676
Less: Net income (loss) attributable to noncontrolling interests	5,100	3,272	12,963	9,353
Net income (loss) attributable to Annaly	822,673	57,099	1,105,325	181,323
Less: Dividends on preferred stock	41,036	37,260	81,688	74,417
Net income (loss) available (related) to common stockholders	$781,637	$19,839	$1,023,637	$106,906
Net income (loss) per share available (related) to common stockholders
Basic	$1.06	$0.03	$1.40	$0.18
Diluted	$1.06	$0.03	$1.40	$0.18
Weighted average number of common shares outstanding
Basic	738,926,270	620,208,712	730,798,630	603,770,531
Diluted	740,256,247	621,103,218	732,317,721	604,882,295
Other information
Investment portfolio at period-end	$139,249,414	$107,525,878	$139,249,414	$107,525,878
Average total assets	$141,139,384	$108,628,619	$139,296,202	$106,937,874
Average equity	$16,652,094	$13,279,436	$16,488,033	$13,085,274
GAAP leverage at period-end (1)	7.4:1	7.1:1	7.4:1	7.1:1
GAAP capital ratio at period-end (2)	11.8%	12.0%	11.8%	12.0%
Annualized return (loss) on average total assets	2.35%	0.22%	1.61%	0.36%
Annualized return (loss) on average equity (3)	19.88%	1.82%	13.56%	2.91%
Net interest margin (4)	1.47%	1.04%	1.44%	0.96%
Average yield on interest earning assets (5)	5.44%	5.42%	5.40%	5.31%
Average GAAP cost of interest bearing liabilities (6)	4.28%	4.76%	4.29%	4.76%
Net interest spread	1.16%	0.66%	1.11%	0.55%
Weighted average experienced CPR for the period	11.6%	8.7%	10.9%	7.9%
Weighted average projected long-term CPR at period-end	11.0%	9.1%	11.0%	9.1%
Common stock book value per share	$20.15	$18.45	$20.15	$18.45
Non-GAAP metrics *
Interest income (excluding PAA)	$1,819,279	$1,415,031	$3,540,515	$2,744,435
Economic interest expense (6)	$1,225,164	$947,828	$2,390,038	$1,840,576
Economic net interest income (excluding PAA)	$594,115	$467,203	$1,150,477	$903,859
Premium amortization adjustment cost (benefit)	$7,081	$(3,862)	$3,387	$8,434
Earnings available for distribution (7)	$627,667	$489,906	$1,217,555	$951,763
Earnings available for distribution per average common share	$0.79	$0.73	$1.55	$1.45
Annualized EAD return on average equity (excluding PAA)	15.12%	14.86%	14.82%	14.65%
Economic leverage at period-end (1)	5.6:1	5.8:1	5.6:1	5.8:1
Economic capital ratio at period-end (2)	14.9%	14.3%	14.9%	14.3%
Net interest margin (excluding PAA) (4)	1.76%	1.71%	1.74%	1.70%
Average yield on interest earning assets (excluding PAA) (5)	5.46%	5.41%	5.40%	5.32%
Average economic cost of interest bearing liabilities (6)	3.96%	3.94%	3.95%	3.91%
Net interest spread (excluding PAA)	1.50%	1.47%	1.45%	1.41%

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
(3) Annualized GAAP return (loss) on average equity annualizes realized and unrealized gains and (losses) which may not be indicative of full year performance, unannualized GAAP return (loss) on average equity is 4.97% and 0.45% for the three months ended June 30, 2026 and 2025, respectively, and 6.78% and 1.46% for the the six months ended June 30, 2026 and 2025, respectively.
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

GAAP
Net income (loss) was $827.8 million, which includes $5.1 million attributable to noncontrolling interests, or $1.06 per average basic common share, for the three months ended June 30, 2026, compared to $60.4 million, which includes $3.3 million attributable to noncontrolling interests, or $0.03 per average basic common share, for the same period in 2025. We attribute the majority of the change in net income (loss) to favorable changes in net gains (losses) on derivatives, net interest income, and net servicing income, partially offset by an unfavorable change in net gains (losses) on investments and other. Net gains (losses) on derivatives was $552.4 million for the three months ended June 30, 2026 compared to ($388.8) million for the same period in 2025. Net interest income for the three months ended June 30, 2026 was $488.2 million, compared to $273.2 million for the same period in 2025. Net servicing income for the three months ended June 30, 2026 was $157.2 million, compared to $127.1 million for the same period in 2025. Net gains (losses) on investments and other was ($318.5) million for the three months ended June 30, 2026, compared to $83.5 million for the same period in 2025.
Net income (loss) was $1.1 billion, which includes $13.0 million attributable to noncontrolling interests, or $1.40 per average basic common share, for the six months ended June 30, 2026, compared to $190.7 million, which includes $9.4 million attributable to noncontrolling interests, or $0.18 per average basic common share, for the same period in 2025. We attribute the majority of the change in net income (loss) to favorable changes in net gains (losses) on derivatives, net interest income, and net servicing income, partially offset by an unfavorable change in net gains (losses) on investments and other. Net gains on derivatives for the six months ended June 30, 2026 was $961.5 million, compared to ($1.4) billion for the same period in 2025. Net interest income for the six months ended June 30, 2026 was $940.9 million, compared to $493.2 million for the same period in 2025. Net servicing income for the six months ended June 30, 2026 was $299.8 million, compared to $253.4 million for the same period in 2025. Net gains (losses) on investments and other was ($990.6) million for the six months ended June 30, 2026, compared to $894.3 million for the same period in 2025. Refer to the section titled “Other income (loss)” located within this Item 2 for additional information related to these changes.
Non-GAAP
Earnings available for distribution were $627.7 million, or $0.79 per average common share, for the three months ended June 30, 2026, compared to $489.9 million, or $0.73 per average common share, for the same period in 2025. The change in earnings available for distribution during the three months ended June 30, 2026, compared to the same period in 2025, was primarily due to higher coupon income, resulting from higher average Agency securities and residential mortgage loan balances, and higher net servicing income on higher average balances. This change was partially offset by higher interest expense, resulting from higher average securitized debt and repurchase agreement balances despite lower average rates, and a decrease in the net interest component of interest rate swaps, primarily due to lower average receive rates resulting from declines in SOFR.
Earnings available for distribution were $1.2 billion, or $1.55 per average common share, for the six months ended June 30, 2026, compared to $951.8 million, or $1.45 per average common share, for the same period in 2025. The change in earnings available for distribution during the six months ended June 30, 2026, compared to the same period in 2025, was primarily due

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
to higher coupon income, resulting from higher average Agency securities and residential mortgage loan balances, and higher net servicing income on higher average balances. This change was partially offset by higher interest expense, resulting from higher average securitized debt and repurchase agreement balances despite lower average rates, and a decrease in the net interest component of interest rate swaps, primarily due to lower average receive rates resulting from declines in SOFR.
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

The following table presents a reconciliation of GAAP financial results to non-GAAP earnings available for distribution for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in thousands, except per share data)
GAAP net income (loss)	$827,773	$60,371	$1,118,288	$190,676
Adjustments to exclude reported realized and unrealized (gains) losses
Net (gains) losses on investments and other (1)	316,206	(82,854)	990,368	(893,824)
Net (gains) losses on derivatives (2)	(464,968)	574,435	(777,233)	1,743,847
Other adjustments
Amortization of intangibles	673	672	1,346	1,345
Non-EAD (income) loss allocated to equity method investments (3)	—	(403)	—	(256)
Transaction expenses and non-recurring items (4)	10,246	5,706	18,197	12,488
Income tax effect of non-EAD income (loss) items	5,044	1,003	232	8,358
TBA dollar roll income (5)	17,904	7,252	36,897	18,527
MSR amortization (6)	(89,816)	(68,804)	(168,462)	(131,237)
EAD attributable to noncontrolling interests	(2,476)	(3,610)	(5,465)	(6,595)
Premium amortization adjustment cost (benefit)	7,081	(3,862)	3,387	8,434
Earnings available for distribution *	627,667	489,906	1,217,555	951,763
Dividends on preferred stock	41,036	37,260	81,688	74,417
Earnings available for distribution attributable to common stockholders *	$586,631	$452,646	$1,135,867	$877,346
GAAP net income (loss) per average common share	$1.06	$0.03	$1.40	$0.18
Earnings available for distribution per average common share *	$0.79	$0.73	$1.55	$1.45
Annualized GAAP return (loss) on average equity (7)	19.88%	1.82%	13.56%	2.91%
Annualized EAD return on average equity *	15.12%	14.86%	14.82%	14.65%
* Represents a non-GAAP financial measure. Refer to the disclosure within this section above for additional information on non-GAAP financial measures.
(1) Includes write-downs or recoveries which are reported in Other, net in the Company's Consolidated Statements of Comprehensive Income (Loss).
(2) The adjustment to add back Net (gains) losses on derivatives does not include the net interest component of interest rate swaps which is reflected in earnings available for distribution. The net interest component of interest rate swaps totaled $87.5 million and $185.7 million for the three months ended June 30, 2026 and 2025, respectively, and $184.3 million and $377.2 million for the six months ended June 30, 2026 and 2025, respectively.
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
(7) Annualized GAAP return (loss) on average equity annualizes realized and unrealized gains and (losses) which may not be indicative of full year performance, unannualized GAAP return (loss) on average equity is 4.97% and 0.45% for the three months ended June 30, 2026 and 2025, respectively, and 6.78% and 1.46% for the the six months ended June 30, 2026 and 2025, respectively.

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
The following table illustrates the impact of the PAA on premium amortization expense for our Residential Securities portfolio for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)
Premium amortization expense	$52,423	$28,138	$119,932	$85,550
Less: PAA cost (benefit)	7,081	(3,862)	3,387	8,434
Premium amortization expense (excluding PAA)	$45,342	$32,000	$116,545	$77,116

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
The following table presents a reconciliation of GAAP debt to economic debt for purposes of calculating our economic leverage ratio for the periods presented:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	As of
	June 30, 2026	June 30, 2025
Economic leverage ratio reconciliation	(dollars in thousands)
Repurchase agreements	$86,895,874	$66,541,378
Other secured financing	1,125,000	1,025,000
Debt issued by securitization vehicles	34,366,098	24,107,249
Participations issued	2,553,709	1,556,900
U.S. Treasury securities sold, not yet purchased	—	2,528,167
Total GAAP debt	$124,940,681	$95,758,694
Less Non-recourse debt:
Debt issued by securitization vehicles (1)	$(34,114,655)	$(24,107,249)
Participations issued	(2,553,709)	(1,556,900)
Total recourse debt	$88,272,317	$70,094,545
Plus / (Less):
Cost basis of TBA derivatives	7,169,573	7,686,600
Payable for unsettled trades	331,586	1,538,526
Receivable for unsettled trades	(104,722)	(1,134,896)
Economic debt *	$95,668,754	$78,184,775
Total equity	$16,978,376	$13,474,363
Economic leverage ratio *	5.6:1	5.8:1

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

The following table presents a reconciliation of GAAP total assets to economic total assets for purposes of calculating our economic capital ratio for the periods presented:

	As of
	June 30, 2026	June 30, 2025
Economic capital ratio reconciliation	(dollars in thousands)
Total GAAP assets	$143,741,176	$112,141,892
Less:
Gross unrealized gains on TBA derivatives (1)	(50,393)	(97,331)
Debt issued by securitization vehicles (2)	(34,114,655)	(24,107,249)
Participations issued	(2,553,709)	(1,556,900)
Plus:
Implied market value of TBA derivatives	7,216,874	7,783,931
Total economic assets *	$114,239,293	$94,164,343
Total equity	$16,978,376	$13,474,363
Economic capital ratio (3) *	14.9%	14.3%

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
The following tables present a reconciliation of GAAP interest income and GAAP interest expense to non-GAAP interest income (excluding PAA), economic interest expense and economic net interest income (excluding PAA), respectively, for the periods presented:
Interest Income (excluding PAA)

	GAAP Interest Income	PAA Cost (Benefit)	Interest Income (excluding PAA) *
For the three months ended	(dollars in thousands)
June 30, 2026	$1,812,198	$7,081	$1,819,279
June 30, 2025	$1,418,893	$(3,862)	$1,415,031
For the six months ended
June 30, 2026	$3,537,128	$3,387	$3,540,515
June 30, 2025	$2,736,001	$8,434	$2,744,435
* Represents a non-GAAP financial measure. Refer to disclosures within this section above for additional information on non-GAAP financial measures.
Economic Interest Expense and Economic Net Interest Income (excluding PAA)

	GAAP Interest Expense	Add: Net Interest Component of Interest Rate Swaps and Net Interest on Initial Margin	Economic Interest Expense * (1)	GAAP Net Interest Income	Less: Net Interest Component of Interest Rate Swaps and Net Interest on Initial Margin	Economic Net Interest Income *	Add: PAA Cost (Benefit)	Economic Net Interest Income (excluding PAA) *
For the three months ended		(dollars in thousands)
June 30, 2026	$1,324,005	$(98,841)	$1,225,164	$488,193	$(98,841)	$587,034	$7,081	$594,115
June 30, 2025	$1,145,693	$(197,865)	$947,828	$273,200	$(197,865)	$471,065	$(3,862)	$467,203
For the six months ended
June 30, 2026	$2,596,244	$(206,206)	$2,390,038	$940,884	$(206,206)	$1,147,090	$3,387	$1,150,477
June 30, 2025	$2,242,830	$(402,254)	$1,840,576	$493,171	$(402,254)	$895,425	$8,434	$903,859
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Experienced CPR (1)	Projected Long-term CPR (2)
For the three months ended
June 30, 2026	11.6%	11.0%
June 30, 2025	8.7%	9.1%
For the six months ended
June 30, 2026	10.9%	11.0%
June 30, 2025	7.9%	9.1%
(1) For the three and six months ended June 30, 2026 and 2025, respectively. (2) At June 30, 2026 and 2025, respectively.

Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA), Net Interest Margin (excluding PAA) and Average Economic Cost of Interest Bearing Liabilities
Net interest spread (excluding PAA), which is the difference between the average yield on interest earning assets (excluding PAA), which represents annualized economic interest income divided by average interest earning assets, and the average economic cost of interest bearing liabilities, which represents annualized economic interest expense divided by average interest bearing liabilities, and net interest margin (excluding PAA), which is calculated as the sum of interest income (excluding PAA) plus TBA dollar roll income less economic interest expense divided by the sum of average interest earning assets plus average TBA contract balances, provide management with additional measures of our profitability that management relies upon in monitoring the performance of the business.
Disclosure of these measures, which are presented below, provides investors with additional detail regarding how management evaluates our performance.
Net Interest Spread (excluding PAA)

	Average Interest Earning Assets (1)	Interest Income (excluding PAA) *	Average Yield on Interest Earning Assets (excluding PAA) *	Average Interest Bearing Liabilities (2)	Economic Interest Expense * (2)	Average Economic Cost of Interest Bearing Liabilities * (2)	Economic Net Interest Income (excluding PAA) *	Net Interest Spread (excluding PAA) *
For the three months ended	(dollars in thousands)
June 30, 2026	$133,263,735	$1,819,279	5.46%	$122,802,541	$1,225,164	3.96%	$594,115	1.50%
June 30, 2025	$104,623,036	$1,415,031	5.41%	$95,274,277	$947,828	3.94%	$467,203	1.47%
For the six months ended
June 30, 2026	$131,023,374	$3,540,515	5.40%	$120,703,068	$2,390,038	3.95%	$1,150,477	1.45%
June 30, 2025	$103,127,323	$2,744,435	5.32%	$93,637,989	$1,840,576	3.91%	$903,859	1.41%
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Net Interest Margin (excluding PAA)

	Interest Income (excluding PAA) *	TBA Dollar Roll Income (1)	Economic Interest Expense * (2)	Subtotal	Average Interest Earnings Assets (3)	Average TBA Contract Balances (3)	Subtotal	Net Interest Margin (excluding PAA) *
For the three months ended		(dollars in thousands)
June 30, 2026	$1,819,279	17,904	(1,225,164)	$612,019	$133,263,735	6,088,214	$139,351,949	1.76%
June 30, 2025	$1,415,031	7,252	(947,828)	$474,455	$104,623,036	6,218,305	$110,841,341	1.71%
For the six months ended
June 30, 2026	$3,540,515	36,897	(2,390,038)	$1,187,374	$131,023,374	5,765,978	$136,789,352	1.74%
June 30, 2025	$2,744,435	18,527	(1,840,576)	$922,386	$103,127,323	5,421,759	$108,549,082	1.70%
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
(3) Based on amortized cost.

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
Average Economic Cost of Interest Bearing Liabilities

	Average Interest Bearing Liabilities (1)	Interest Bearing Liabilities at Period End	Economic Interest Expense * (2)	Average Economic Cost of Interest Bearing Liabilities * (1)	Average One- Month Term SOFR	Average Six- Month Term SOFR	Average One-Month Term SOFR Relative to Average Six- Month Term SOFR	Average Economic Cost of Interest Bearing Liabilities Relative to Average One- Month Term SOFR	Average Economic Cost of Interest Bearing Liabilities Relative to Average Six-Month Term SOFR
For the three months ended	(dollars in thousands)
June 30, 2026	$122,802,541	$123,815,681	$1,225,164	3.96%	3.64%	3.72%	(0.08%)	0.32%	0.24%
June 30, 2025	$95,274,277	$94,733,694	$947,828	3.94%	4.32%	4.19%	0.13%	(0.38%)	(0.25%)
For the six months ended	(dollars in thousands)
June 30, 2026	$120,703,068	$123,815,681	$2,390,038	3.95%	3.65%	3.67%	(0.02%)	0.30%	0.28%
June 30, 2025	$93,637,989	$94,733,694	$1,840,576	3.91%	4.32%	4.22%	0.10%	(0.41%)	(0.31%)
* Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(1) Average interest bearing liabilities reflects the average balances during the period. Average economic cost of interest bearing liabilities represents annualized economic interest expense divided by average interest bearing liabilities.
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

Economic interest expense increased by $277.3 million for the three months ended June 30, 2026, compared to the same period in 2025, primarily due to higher repurchase agreement and securitized debt balances despite lower average rates, in addition to an unfavorable change in the net interest component of interest rate swaps, which was $87.5 million for the three months ended June 30, 2026, compared to $185.7 million for the same period in 2025.
Economic interest expense increased by $549.5 million for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to higher repurchase agreement and securitized debt balances despite lower average rates, in addition to an unfavorable change in the net interest component of interest rate swaps, which was $184.3 million for the six months ended June 30, 2026, compared to $377.2 million for the same period in 2025.

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
At June 30, 2026 and December 31, 2025, the majority of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Securities, residential mortgage loans, and MSR. All of our Residential Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and maintain the liquidity and strength of our balance sheet.

Other Income (Loss)
For the Three Months Ended June 30, 2026 and 2025

Net Gains (Losses) on Investments and Other
Net gains (losses) on disposal of investments was ($91.2) million for the three months ended June 30, 2026, compared to ($83.5) million for the same period in 2025. For the three months ended June 30, 2026, we disposed of Residential Securities with a carrying value of $3.1 billion for an aggregate net gain (loss) of ($17.5) million. For the same period in 2025, we disposed of Residential Securities with a carrying value of $3.3 billion for an aggregate net gain (loss) of ($25.8) million. Realized gains (losses) on residential mortgage loans, including loans transferred or pledged to securitization vehicles, was ($38.2) million for the three months ended June 30, 2026, compared to ($14.3) million for the same period in 2025. Realized gains (losses) on participations issued were $2.2 million for the three months ended June 30, 2026, compared to ($12.3) million for the same period in 2025. Realized gains (losses) on MSR were ($38.5) million for the three months ended June 30, 2026, compared to ($30.7) million for the same period in 2025.
Net unrealized gains (losses) on instruments measured at fair value through earnings was ($227.3) million for the three months ended June 30, 2026, compared to $167.0 million for the same period in 2025, primarily due to unfavorable changes in unrealized gains (losses) on Agency MBS of ($344.0) million, securitized residential whole loans of consolidated VIEs of ($247.3) million, and MSR (including interests in MSR) of ($18.7) million, partially offset by favorable changes in residential securitized debt of consolidated VIEs of $208.5 million, and residential whole loans of $10.9 million.

Net Gains (Losses) on Derivatives
Net gains (losses) on interest rate swaps for the three months ended June 30, 2026 was $536.3 million, compared to ($338.3) million for the same period in 2025, primarily attributable to favorable changes in unrealized gains (losses) on interest rate swaps and realized gains (losses) on termination or maturity of interest rate swaps, partially offset by an unfavorable change in net interest component of interest rate swaps. Unrealized gains (losses) on interest rate swaps was $448.9 million for the three months ended June 30, 2026, compared to ($492.2) million for the same period in 2025. Realized gains (losses) on termination or maturity of interest rate swaps was $0 for the three months ended June 30, 2026, compared to ($31.8) million for the same period in 2025, which reflected no terminations or maturities of interest rate swaps, compared to our termination or maturity of fixed-rate payer interest rate swaps with notional amounts of $3.8 billion, for the same period in 2025. Net interest component on interest rate swaps was $87.5 million for the three months ended June 30, 2026, compared to $185.7 million for the same period in 2025.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Net gains (losses) on other derivatives was $16.1 million for the three months ended June 30, 2026, compared to ($50.5) million for the same period in 2025. The change in net gains (losses) on other derivatives was primarily due to favorable changes in net gains (losses) on futures, which was $19.4 million for the three months ended June 30, 2026, compared to ($69.4) million for the same period in 2025, net gains (losses) on purchase commitments, which was $10.5 million for the three months ended June 30, 2026, compared to $2.6 million for the same period in 2025, and net gains (losses) on interest rate swaptions, which was $1.0 million for the three months ended June 30, 2026, compared to ($0.6) million for the same period in 2025, partially offset by unfavorable changes in net gains (losses) on TBA derivatives, which was ($14.9) million for the three months ended June 30, 2026, compared to $17.0 million for the same period in 2025.

Other, Net
Other, net includes brokerage and commission fees, due diligence costs, securitization expenses, interest on custodial balances, and items whose amounts, either individually or in the aggregate, would not, in the opinion of management, be meaningful to readers of the financial statements. Given the nature of certain components of this line item, balances may fluctuate from period to period. Other, net for the three months ended June 30, 2026 was $13.5 million, compared to $15.8 million for the same period in 2025, primarily attributable to a decrease in earnings from unconsolidated joint ventures, an increase in securitization-related costs, an increase in trading activity related expenses, and an increase in MSR financing expenses, partially offset by an increase in interest on custodial balances, advisory income, conduit transaction fees, and other interest.

For the Six Months Ended June 30, 2026 and 2025

Net Gains (Losses) on Investments and Other
Net gains (losses) on disposal of investments and other was ($117.9) million for the six months ended June 30, 2026, compared to ($132.8) million for the same period in 2025. For the six months ended June 30, 2026, we disposed of Residential Securities with a carrying value of $8.1 billion for an aggregate net gain (loss) of $18.4 million. For the same period in 2025, we disposed of Residential Securities with a carrying value of $8.5 billion for an aggregate net gain (loss) of ($80.4) million. Realized gains (losses) on residential mortgage loans, including loans transferred or pledged to securitization vehicles, was ($68.2) million for the six months ended June 30, 2026, compared to ($24.3) million for the same period in 2025. Realized gains (losses) on U.S. Treasury securities sold, not yet purchased was $16.4 million for the six months ended June 30, 2026, compared to $43.8 million for the same period in 2025. Realized gains (losses) on MSR were ($70.3) million for the six months ended June 30, 2026, compared to ($49.2) million for the same period in 2025. Realized gains (losses) on participations issued were ($16.3) million for the six months ended June 30, 2026, compared to ($20.3) million for the same period in 2025.
Net unrealized gains (losses) on instruments measured at fair value through earnings was ($872.8) million for the six months ended June 30, 2026, compared to $1.0 billion for the same period in 2025, primarily due to unfavorable changes on Agency MBS of ($2.0) billion, securitized residential whole loans of consolidated VIEs of ($416.8) million, residential whole loans of ($46.0) million, MSR (including interests in MSR) of ($27.9) million, and non-Agency MBS of ($17.7) million, partially offset by favorable changes in securitized debt of consolidated VIEs of $503.4 million, U.S. Treasury securities sold, not yet purchased of $105.0 million, participations issued of $18.9 million, and CRT securities of $15.3 million.

Net Gains (Losses) on Derivatives
Net gains (losses) on interest rate swaps for the six months ended June 30, 2026 was $859.2 million, compared to $(944.2) million for the same period in 2025, primarily attributable to favorable changes in unrealized gains (losses) on interest rate swaps and realized gains (losses) on termination or maturity of interest rate swaps, partially offset by an unfavorable change in net interest component of interest rate swaps. Unrealized gains (losses) on interest rate swaps was $680.7 million for the six months ended June 30, 2026, compared to ($1.2) billion for the same period in 2025. Realized gains (losses) on termination of interest rate swaps was ($5.8) million for the six months ended June 30, 2026, compared to ($75.6) million for the same period in 2025, which reflected our termination or maturity of fixed-rate payer interest rate swaps with a notional amount of $5.1 billion, compared to fixed-rate payer and receiver interest rate swaps with notional amounts of $15.5 billion and $3.2 billion, respectively, for the same period in 2025. Net interest component on interest rate swaps was $184.3 million for the six months ended June 30, 2026, compared to $377.2 million for the same period in 2025.
Net gains (losses) on other derivatives was $102.3 million for the six months ended June 30, 2026, compared to ($422.5) million for the same period in 2025. The change in net gains (losses) on other derivatives was primarily due to favorable changes in net gains (losses) on futures, which was $181.3 million for the six months ended June 30, 2026, compared to ($472.9) million for the same period in 2025, and net gains (losses) on interest rate swaptions, which was $22.2 million for the

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
six months ended June 30, 2026, compared to ($9.2) million for the same period in 2025, partially offset by unfavorable changes in net gains (losses) on TBA derivatives, which was ($108.4) million for the six months ended June 30, 2026, compared to $47.2 million for the same period in 2025, and net gains (losses) on purchase commitments, which was $7.2 million for the six months ended June 30, 2026, compared to $12.4 million for the same period in 2025.

Other, Net
Other, net for the six months ended June 30, 2026 was $22.8 million, compared to $23.2 million for the same period in 2025, primarily attributable to an increase in trading activity related expenses, securitization-related costs, and MSR financing expenses, a decrease in earnings from unconsolidated joint ventures and net interest income on initial margin related to interest rate swaps, partially offset by an increase in interest on custodial balances, advisory income, conduit transaction fees, and other interest.

General and Administrative Expenses
General and administrative (“G&A”) expenses consist of compensation and other expenses. The following table shows our total G&A expenses as compared to average total assets and average equity for the periods presented.
G&A Expenses and Operating Expense Ratios

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the three months ended	(dollars in thousands)
June 30, 2026	$58,189	0.16%	1.40%
June 30, 2025	$50,018	0.18%	1.51%
For the six months ended
June 30, 2026	$110,753	0.16%	1.34%
June 30, 2025	$98,082	0.18%	1.50%

G&A expenses were $58.2 million for the three months ended June 30, 2026, an increase of $8.2 million compared to the same period in 2025, and $110.8 million for the six months ended June 30, 2026, an increase of $12.7 million compared to the same period in 2025. The changes in both comparative periods were primarily due to increases in compensation expenses.

Return on Average Equity
The following table shows the components of our annualized return on average equity for the periods presented.
Components of Annualized Return on Average Equity

	Economic Net Interest Income/ Average Equity (1)	Net Servicing Income/Average Equity	Other Income (Loss)/Average Equity (2)	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the three months ended
June 30, 2026	13.83%	3.78%	3.84%	(1.40%)	(0.17%)	19.88%
June 30, 2025	13.82%	3.83%	(14.31%)	(1.51%)	(0.01%)	1.82%
For the six months ended
June 30, 2026	13.65%	3.64%	(2.32%)	(1.34%)	(0.07%)	13.56%
June 30, 2025	13.30%	3.87%	(12.63%)	(1.50%)	(0.13%)	2.91%
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

	June 30, 2026	December 31, 2025
	(dollars in thousands)
Unrealized gain	$3,929	$5,704
Unrealized loss	(560,943)	(494,270)
Accumulated other comprehensive income (loss)	$(557,014)	$(488,566)

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
The fair value of these securities being less than amortized cost at June 30, 2026 is solely due to market conditions and not the quality of the assets. Substantially all of the Agency MBS have an actual or implied credit rating that is the same as that of the U.S. government. The investments do not require an allowance for credit losses because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal and interest amounts of the securities by the respective issuing Agency.

Financial Condition
Total assets were $143.7 billion and $135.6 billion at June 30, 2026 and December 31, 2025, respectively. The change was primarily due to increases in securitized residential whole loans of consolidated VIEs of $6.2 billion, residential mortgage loans of $2.3 billion, cash and cash equivalents of $874.2 million, MSR and interests in MSR of $521.8 million, and receivables for unsettled trades of $103.7 million, partially offset by decreases in securities of $1.8 billion, principal and interest receivable of $80.1 million, and derivative assets of $33.7 million. Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class were as follows at June 30, 2026.

	Agency MBS	Residential Credit (1)	MSR	Total
Assets	(dollars in thousands)
Fair value	$87,768,578	$47,284,576	$4,196,260	$139,249,414
Implied market value of derivatives (2)	7,216,874	—	—	7,216,874
Debt
Repurchase agreements	79,967,798	6,928,076	—	86,895,874
Implied cost basis of derivatives (2)	7,169,573	—	—	7,169,573
Other secured financing	—	—	1,125,000	1,125,000
Debt issued by securitization vehicles	—	34,366,098	—	34,366,098
Participations issued	—	2,553,709	—	2,553,709
Net forward purchases	170,446	14,444	41,974	226,864
Other
Net other assets / liabilities	1,918,956	427,902	502,348	2,849,206
Net equity allocated	$9,596,591	$3,850,151	$3,531,634	$16,978,376

Net equity allocated (%)	57%	22%	21%	100%
Debt/net equity ratio (3)	8.3:1	11.4:1	0.3:1	7.4:1

(1) Fair value includes residential loans held for sale, commercial assets and liabilities and assets and liabilities associated with non-controlling interests.
(2) Derivatives include TBA contracts under Agency MBS.
(3) Represents the debt/net equity ratio as determined using amounts in the Consolidated Statements of Financial Condition.

Residential Securities
Substantially all of our Agency MBS at June 30, 2026 and December 31, 2025 were backed by single-family residential mortgage loans and were secured with a first lien position on the underlying single-family properties. Our mortgage-backed

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
securities were largely Fannie Mae, Freddie Mac or Ginnie Mae pass through certificates or CMOs, which have an actual or implied credit rating that is the same as that of the U.S. government. We carry all of our Agency MBS at fair value in the Consolidated Statements of Financial Condition.
We accrete discount balances as an increase to interest income over the expected life of the related interest earning assets and we amortize premium balances as a decrease to interest income over the expected life of the related interest earning assets. At June 30, 2026 and December 31, 2025 we had in our Consolidated Statements of Financial Condition a total of $1.3 billion and $1.2 billion, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Securities acquired at a price below principal value) and a total of $2.9 billion and $2.9 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Residential Securities acquired at a price above principal value).
The weighted average experienced prepayment speed on our Agency MBS portfolio for the three months ended June 30, 2026 and 2025 was 11.6% and 8.7%, respectively, and for the six months ended June 30, 2026 and 2025 was 10.9% and 7.9%, respectively. The weighted average projected long-term prepayment speed on our Agency MBS portfolio as of June 30, 2026 and 2025 was 11.0% and 9.1%, respectively.
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

The following table presents our Residential Securities that were carried at fair value at June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
	Estimated Fair Value
Agency
Fixed-rate pass-through	$78,948,807	$81,981,650
Adjustable-rate pass-through	157,494	119,052
CMO	2,337	2,640
Interest-only	588,087	614,068
Multifamily	8,071,853	6,911,244
Total agency securities	$87,768,578	$89,628,654
Residential credit
Credit risk transfer	$46,872	$213,800
Non-QM	442,518	336,152
Prime	210,199	114,275
SBC	164,913	176,978
NPL/RPL	426,221	447,817
RTL	114,920	192,626
Prime jumbo (>= 2010 vintage)	206,245	177,328
Total residential credit securities	$1,611,888	$1,658,976
Total Residential Securities	$89,380,466	$91,287,630

The following table summarizes certain characteristics of our Residential Securities (excluding interest-only mortgage-backed securities) and interest-only mortgage-backed securities at June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
Residential Securities (1)	(dollars in thousands)
Principal amount	$88,538,677	$89,265,062
Net premium	119,410	324,222
Amortized cost	88,658,087	89,589,284
Amortized cost / principal amount	100.13%	100.36%
Carrying value	88,059,023	89,984,622
Carrying value / principal amount	99.46%	100.81%
Weighted average coupon rate	5.08%	5.14%
Weighted average yield	5.01%	5.02%

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Adjustable-rate Residential Securities (1)
Principal amount	$255,597	$376,967
Weighted average coupon rate	5.91%	7.53%
Weighted average yield	5.55%	6.81%
Weighted average term to next adjustment (2)	30 Months	6 Months
Weighted average lifetime cap (3)	9.51%	9.47%
Principal amount at period end as % of total residential securities	0.29%	0.42%
Fixed-rate Residential Securities (1)
Principal amount	$88,283,080	$88,888,095
Weighted average coupon rate	5.08%	5.13%
Weighted average yield	5.01%	5.02%
Principal amount at period end as % of total residential securities	99.71%	99.58%
Interest-only Residential Securities
Notional amount	$64,535,526	$54,177,136
Net premium	1,429,127	1,374,493
Amortized cost	1,429,127	1,374,493
Amortized cost / notional amount	2.21%	2.54%
Carrying value	1,321,443	1,303,008
Carrying value / notional amount	2.05%	2.41%
Weighted average coupon rate	0.45%	0.49%
Weighted average yield	5.85%	5.42%
(1) Excludes interest-only MBS. (2) Excludes non-Agency MBS and CRT securities. (3) Excludes non-Agency MBS and CRT securities as this attribute is not applicable to these asset classes.

The following tables summarize certain characteristics of our Residential Credit portfolio at June 30, 2026.

		Payment Structure		Investment Characteristics (1)
Product	Estimated Fair Value	Senior	Subordinate	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR (2)
(dollars in thousands)
Credit risk transfer	$46,872	$—	$46,872	9.71%	1.10%	1.30%	6.02%
Non-QM	442,518	—	442,518	6.92%	7.17%	3.37%	18.93%
Prime	210,199	162,196	48,003	5.99%	16.57%	0.65%	3.16%
SBC	164,913	17,624	147,289	6.74%	24.64%	12.27%	12.83%
NPL/RPL	426,221	49,718	376,503	7.24%	19.64%	41.70%	12.60%
RTL	114,920	59,761	55,159	6.97%	17.21%	5.59%	71.73%
Prime jumbo (>=2010 vintage)	206,245	107,356	98,889	5.19%	1.12%	0.56%	9.23%
Total/weighted average	$1,611,888	$396,655	$1,215,233	6.83%	13.95%	14.94%	16.77%

(1) Investment characteristics exclude the impact of interest-only securities. (2) Represents the 3 month voluntary prepayment rate (“VPR”).

	Bond Coupon
Product	ARM	Fixed	Floater	Interest-Only	Estimated Fair Value
	(dollars in thousands)
Credit risk transfer	$—	$—	$46,872	$—	$46,872
Non-QM	1,342	441,176	—	—	442,518
Prime	—	176,874	—	33,325	210,199
SBC	—	158,608	6,305	—	164,913
NPL/RPL	—	416,247	9,934	40	426,221
RTL	—	114,920	—	—	114,920
Prime jumbo (>=2010 vintage)	—	79,769	19,120	107,356	206,245
Total	$1,342	$1,387,594	$82,231	$140,721	$1,611,888

Contractual Obligations

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The following table summarizes the effect on our liquidity and cash flows from contractual obligations at June 30, 2026. The table does not include the effect of net interest rate payments on our interest rate swap agreements. The net swap payments will fluctuate based on monthly changes in the receive rate. At June 30, 2026, the interest rate swaps had a net fair value of $6.9 million.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$86,609,177	$286,697	$—	$—	$86,895,874
Interest expense on repurchase agreements (1)	332,770	11,710	—	—	344,480
Other secured financing	625,000	500,000	—	—	1,125,000
Interest expense on other secured financing (1)	60,002	11,498	—	—	71,500
Debt issued by securitization vehicles (principal)	—	—	—	34,906,776	34,906,776
Interest expense on debt issued by securitization vehicles	1,951,078	3,902,156	3,902,156	60,175,225	69,930,615
Participations issued (principal)	—	—	—	2,493,712	2,493,712
Interest expense on participations issued	162,666	325,332	325,332	4,033,696	4,847,026
Long-term operating lease obligations	584	7,819	7,662	46,295	62,360
Total	$89,741,277	$5,045,212	$4,235,150	$101,655,704	$200,677,343

(1) Interest expense on repurchase agreements and other secured financing calculated based on rates at June 30, 2026.
In the coming periods, we expect to continue to finance our Residential Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use securitization structures, credit facilities, or other term financing structures to finance certain of our assets. During the six months ended June 30, 2026, we received $5.5 billion from principal repayments and $8.3 billion in cash from disposal of Securities. During the six months ended June 30, 2025, we received $3.8 billion from principal repayments and $9.5 billion in cash from disposal of Securities.

Commitments and Contractual Obligations with Unconsolidated Entities
We do not have any commitments or contractual obligations arising from arrangements with unconsolidated entities that have or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

Capital Management

Maintaining a strong and resilient balance sheet is fundamental to our business strategy and our ability to perform through periods of economic stress and market volatility. Our capital management framework is designed to preserve capital adequacy, support a prudent and diversified capital structure, and provide the financial flexibility necessary to pursue our investment objectives across market cycles.
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

Stockholders’ Equity
The following table provides a summary of total stockholders’ equity at June 30, 2026 and December 31, 2025:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	June 30, 2026	December 31, 2025
Stockholders’ equity	(dollars in thousands)
6.95% Series F fixed-to-floating rate cumulative redeemable preferred stock	$696,910	$696,910
6.50% Series G fixed-to-floating rate cumulative redeemable preferred stock	411,335	411,335
6.75% Series I fixed-to-floating rate cumulative redeemable preferred stock	428,324	428,324
8.875% Series J fixed-rate cumulative redeemable preferred stock	265,911	265,911
Common stock	7,506	7,070
Additional paid-in capital	28,886,263	27,927,113
Accumulated other comprehensive income (loss)	(557,014)	(488,566)
Accumulated deficit	(13,213,859)	(13,157,325)
Total stockholders’ equity	$16,925,376	$16,090,772

Capital Stock
Common Stock
In January 2025, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding shares of common stock through December 31, 2029 (the “Common Stock Repurchase Program”). During the three and six months ended June 30, 2026 and 2025, no shares were repurchased under the Common Stock Repurchase Program.

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
During the three and six months ended June 30, 2026, under the at-the-market sales program, we issued 20.3 million and 42.6 million shares for proceeds of $447.2 million and $955.7 million, respectively, each net of commissions and fees. During the three and six months ended June 30, 2025, under the at-the-market sales program, we issued 39.7 million and 63.0 million shares for proceeds of $761.2 million and $1.3 billion, respectively, each net of commissions and fees. Refer to the “Capital Stock” Note located within Item 1 for additional information related to the at-the-market sales program.

Preferred Stock
On December 31, 2024, the Board approved a repurchase plan for all of our existing outstanding Fixed-to-Floating Rate Preferred Stock (as defined below) (the “Preferred Stock Repurchase Program”). Under the terms of the Preferred Stock Repurchase Program, we are authorized to repurchase up to an aggregate of 63,500,000 shares of Fixed-to-Floating Rate Preferred Stock, comprised of up to (i) 28,800,000 shares of our 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), (ii) 17,000,000 shares of our 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series G Preferred

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Stock”), and (iii) 17,700,000 shares of our 6.75% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”, and together with Series F Preferred Stock and Series G Preferred Stock, the “Fixed-to-Floating Rate Preferred Stock”). The aggregate liquidation value of the Fixed-to-Floating Rate Preferred Stock that may be repurchased by us pursuant to the Preferred Stock Repurchase Program, as of June 30, 2026, was approximately $1.6 billion.
The Preferred Stock Repurchase Program became effective on January 1, 2025 and will expire on December 31, 2029. During the three and six months ended June 30, 2026 and 2025, 0 shares were repurchased under the Preferred Stock Repurchase Program.
Purchases made pursuant to the Preferred Stock Repurchase Program will be made in either the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The authorization does not obligate us to acquire any particular amount of Fixed-to-Floating Rate Preferred Stock and the program may be suspended or discontinued at our discretion without prior notice.

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
Our GAAP leverage ratio at June 30, 2026 and December 31, 2025 was 7.4:1 and 7.2:1, respectively. Our economic leverage ratio, which is computed as the sum of Recourse Debt, cost basis of TBA derivatives outstanding, and net forward purchases (sales) of investments divided by total equity was 5.6:1 and 5.6:1, at June 30, 2026 and December 31, 2025, respectively. Our GAAP capital ratio at June 30, 2026 and December 31, 2025 was 11.8% and 11.9%, respectively. Our economic capital ratio, which represents our ratio of stockholders’ equity to total economic assets (inclusive of the implied market value of TBA derivatives and net of debt issued by securitization vehicles (excluding structured repurchase transactions) and participations issued), was 14.9% and 14.9% at June 30, 2026 and December 31, 2025, respectively. Economic leverage ratio and economic capital ratio are non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section for additional information, including reconciliations to their most directly comparable GAAP results.

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

Funding
Our primary financing sources are repurchase agreements provided through counterparty arrangements and through our wholly-owned subsidiary, Arcola Securities, Inc. (“Arcola”), other secured financing, debt issued by securitization vehicles, credit facilities, note sales and various forms of equity. We maintain excess liquidity by holding unencumbered liquid assets that could be either used to collateralize additional borrowings or sold.
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
To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At June 30, 2026 and December 31, 2025, the weighted average days to maturity was 33 days and 35 days, respectively.
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
At June 30, 2026, we had total financial assets and cash pledged against existing liabilities of $90.2 billion. The weighted average haircut was approximately 3% on repurchase agreements. The quality and character of the Residential Securities that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change at June 30, 2026,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
compared to the same period in 2025, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the three months ended June 30, 2026.
The following table presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
For the three months ended	(dollars in thousands)
June 30, 2026	$87,168,880	$86,895,874	$809,749	$33,047
March 31, 2026	85,534,029	85,068,102	1,089,100	33,524
December 31, 2025	82,756,418	81,865,723	2,580,095	34,389
September 30, 2025	74,041,222	75,118,963	3,871,747	35,004
June 30, 2025	67,699,628	66,541,378	3,434,050	—
March 31, 2025	66,724,268	61,659,460	2,721,386	—
December 31, 2024	68,092,016	65,688,923	2,778,970	—
September 30, 2024	67,092,629	64,310,276	3,041,120	—
June 30, 2024	63,043,218	60,787,994	2,322,479	—
Our committed facility warehouse lines provide financing for our MSR portfolio for liquidity purposes. We maintain a conservative approach to these facilities, generally over-collateralizing the lines against margin calls.
The following table provides information on our repurchase agreements and other secured financing by maturity date at June 30, 2026. The weighted average remaining maturity on our repurchase agreements and other secured financing was 37 days at June 30, 2026:

	June 30, 2026
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$35,301,368	3.74%	40.0%
2 to 29 days	13,873,486	3.85%	15.8%
30 to 59 days	28,036,526	3.81%	31.9%
60 to 89 days	5,482,240	3.88%	6.2%
90 to 119 days	88,963	4.65%	0.1%
Over 119 days (1)	5,238,291	5.35%	6.0%
Total	$88,020,874	3.89%	100.0%

(1) Less than 1% of the total repurchase agreements and other secured financing had a remaining maturity over 1 year.
We also finance our investments in residential mortgage loans through the issuance of securitization transactions sponsored by our wholly-owned subsidiary Onslow Bay Financial LLC (“Onslow Bay”) under the Onslow Bay private-label securitization program. Securitization serves as term, non-mark to market financing on our GAAP portfolio. As of June 30, 2026, Onslow Bay has $34 billion of securitized debt outstanding at an average financing rate of 5.31%.
During the second quarter, Onslow Bay securitized $6.8 billion with an average cost of funds of 5.65%. Onslow Bay is active in calling and re-levering securitizations, which allows us to increase our advance rates and reset our cost of funds for seasoned collateral to current market rates, exemplified by OBX 2026-R2, which was issued during the quarter.
During the quarter, we increased financing optionality for our Onslow Bay loan platform as we renewed or extended existing facilities and increased financing capacity by $740 million in aggregate.
The following table presents our outstanding debt balances and associated weighted average rates and days to maturity at June 30, 2026:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

		Weighted Average Rate (1)
	Principal Balance	As of Period End	For the Quarter	Weighted Average Days to Maturity (2)
	(dollars in thousands)
Repurchase agreements	$86,895,874	3.85%	3.84%	33
Other secured financing	1,125,000	6.23%	6.24%	370
Debt issued by securitization vehicles (3)	34,906,776	5.12%	5.31%	12,903
Participations issued (3)	2,493,712	6.35%	5.98%	10,876
Total indebtedness	$125,421,362

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
Assets are considered encumbered if pledged as collateral against an existing liability, and therefore are no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets at June 30, 2026:

	Encumbered Assets	Unencumbered Assets	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$2,546,553	$365,533	$2,912,086
Reverse repurchase agreements (1)	33,047	—	33,047
Investments, at carrying value (2)
Agency mortgage-backed securities	82,513,534	5,158,783	87,672,317
Credit risk transfer securities	—	46,872	46,872
Non-agency mortgage-backed securities	773,379	777,276	1,550,655
Commercial mortgage-backed securities	—	135,019	135,019
Residential mortgage loans (3)	44,740,098	797,571	45,537,669
MSR	3,472,452	617,033	4,089,485
Interests in MSR	—	106,775	106,775
Other assets (4)	—	37,179	37,179
Total financial assets	$134,079,063	$8,042,041	$142,121,104

(1) The collateral received in connection with reverse repurchase agreements was repledged as of June 30, 2026.
(2) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported in the Consolidated Statements of Financial Condition.
(3) Includes assets transferred or pledged to securitization vehicles.
(4) Includes commercial real estate investments.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is also considered and is subject to certain parameters. The composition is monitored for concentration risk, including in respect of our deposits of our cash and cash equivalents, and asset type. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets at June 30, 2026:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Carrying Value (1)
Liquid assets	(dollars in thousands)
Cash and cash equivalents	$2,912,086
Residential Securities (2)	89,269,804
Commercial mortgage-backed securities (2)	135,019
Residential mortgage loans (3)	7,280,979
Total liquid assets	$99,597,888
Percentage of liquid assets to carrying amount of encumbered and unencumbered financial assets (4)	95.91%
(1) Carrying value approximates the market value of assets. The assets listed in this table include $90.2 billion of assets that have been pledged as collateral against existing liabilities at June 30, 2026. Please refer to the Encumbered and Unencumbered Assets table for related information.
(2) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported in the Consolidated Statements of Financial Condition.
(3) Excludes securitized residential mortgage loans transferred or pledged to consolidated VIEs carried at fair value of $38.3 billion.
(4) Denominator is computed based on the carrying amount of encumbered and unencumbered financial assets, excluding assets transferred or pledged to securitization vehicles, of $38.3 billion.

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
The interest rate sensitivity of our assets and liabilities in the following table at June 30, 2026 could vary substantially based on actual prepayment experience.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$2,912,086	$—	$—	$—	$2,912,086
Reverse repurchase agreements	—	—	—	33,047	33,047
Agency mortgage-backed securities (principal)	5	99	15,028	86,988,672	87,003,804
Residential credit risk transfer securities (principal)	—	30,990	9,214	5,500	45,704
Non-agency mortgage-backed securities (principal)	117,737	103,490	502,445	765,497	1,489,169
Commercial mortgage-backed securities (principal)	—	—	135,000	—	135,000
Total securities	117,742	134,579	661,687	87,759,669	88,673,677
Loans (principal)	—	—	—	7,102,359	7,102,359
Assets transferred or pledged to securitization vehicles (principal)	—	—	—	38,295,825	38,295,825
Total financial assets - maturity	3,029,828	134,579	661,687	133,190,900	137,016,994
Effect of utilizing reset dates (1)	41,670,897	603,403	1,088,232	(43,362,532)	—
Total financial assets - interest rate sensitive	$44,700,725	$737,982	$1,749,919	$89,828,368	$137,016,994
Financial liabilities
Repurchase agreements	$82,693,620	$3,915,557	$286,697	$—	$86,895,874
Debt issued by securitization vehicles (principal)	—	—	—	34,906,776	34,906,776
Participations issued (principal)	—	—	—	2,493,712	2,493,712
Total financial liabilities - maturity	82,693,620	3,915,557	286,697	37,400,488	124,296,362
Effect of utilizing reset dates (1)(2)	(64,360,939)	8,931,571	22,194,810	33,234,558	—
Total financial liabilities - interest rate sensitive	$18,332,681	$12,847,128	$22,481,507	$70,635,046	$124,296,362

Maturity gap	$(79,663,792)	$(3,780,978)	$374,990	$95,790,412	$12,720,632

Cumulative maturity gap	$(79,663,792)	$(83,444,770)	$(83,069,780)	$12,720,632

Interest rate sensitivity gap	$26,368,044	$(12,109,146)	$(20,731,588)	$19,193,322	$12,720,632

Cumulative rate sensitivity gap	$26,368,044	$14,258,898	$(6,472,690)	$12,720,632

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
We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The net interest income simulations incorporate the interest expense effect of rate resets on liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. The following table presents estimates at June 30, 2026. Actual results could differ materially from these estimates.

Change in Interest Rate (1)	Estimated Percentage Change in Portfolio Value (2)	Estimated Change as a % on NAV (2)(3)	Projected Percentage Change in Economic Net Interest Income (4)
-75 Basis points	(0.3%)	(2.0%)	—%
-50 Basis points	(0.1%)	(0.6%)	0.4%
-25 Basis points	—%	0.1%	0.2%
+25 Basis points	(0.1%)	(0.8%)	(1.1%)
+50 Basis points	(0.3%)	(2.2%)	(2.9%)
+75 Basis points	(0.6%)	(3.9%)	(5.1%)
MBS Spread Shock (1)	Estimated Change in Portfolio Market Value (2)	Estimated Change as a % on NAV (2)(3)
-25 Basis points	1.3%	8.9%
-15 Basis points	0.8%	5.3%
-5 Basis points	0.3%	1.8%
+5 Basis points	(0.3%)	(1.8%)
+15 Basis points	(0.8%)	(5.2%)
+25 Basis points	(1.2%)	(8.7%)
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
Our portfolio composition, based on balance sheet values, at June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
Category
Agency mortgage-backed securities	63.0%	67.8%
Credit risk transfer securities	0.1%	0.2%
Non-agency mortgage-backed securities	1.1%	1.1%
Residential mortgage loans (1)	32.7%	28.1%
Commercial mortgage-backed securities	0.1%	—%
Mortgage servicing rights (2)	3.0%	2.8%
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
We monitor our exposure to counterparties across several dimensions including by type of arrangement, collateral type, counterparty type, ratings and geography. Additionally, ALCO has oversight of our counterparty exposure. The following table summarizes our exposure to counterparties by geography at June 30, 2026:

	Number of Counterparties	Secured Financing (1)	Interest Rate Swaps at Fair Value	Exposure (2)
Geography	(dollars in thousands)
North America	23	$71,155,815	$5,153	$5,021,388
Europe	10	13,178,194	1,765	1,280,512
Japan	4	3,686,865	—	784,340
Total	37	$88,020,874	$6,918	$7,086,240

(1) Includes repurchase agreements and other secured financing.
(2) Represents the amount of cash and/or securities pledged as collateral to each counterparty less the aggregate of repurchase agreement and other secured financing and derivatives for each counterparty.

Operational Risk Management
We are subject to operational risk in each of our business and support functions. Operational risk may arise from internal or external sources including human error, fraud, systems issues, process change, vendors, business interruptions and other external events. We manage operational risk through a variety of tools including processes, policies and procedures that cover topics such as business continuity, personal conduct, information technology, cybersecurity and vendor management. Other tools include Risk and Control Self Assessment (“RCSA”) testing, including disaster recovery/testing; systems controls, including access controls; training, including phishing exercises and cybersecurity awareness training; and monitoring, which includes the use of key risk indicators. Our Operational Risk Management team conducts a disaster recovery exercise on an

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
annual basis and periodically conducts other operational risk tabletop exercises. Employee-level lines of defense against operational risk include proper segregation of incompatible duties, activity-level internal controls over financial reporting, the empowerment of business units to identify and mitigate operational risk sources, testing by our internal audit staff, and our overall governance framework.
Operational Risk Management responsibilities are overseen by the ERC. The ERC is responsible for supporting the Operating Committee in the implementation, ongoing monitoring, and evaluation of the effectiveness of the enterprise-wide risk management framework. This oversight authority includes review of the strategies, processes, policies, and practices established by management to identify, assess, measure, and manage enterprise-wide risk, including risks relating to information technology.
We have established an AI Usage Governance Council to consider opportunities, risks, and organizational controls relating to artificial intelligence. Two members of our Board have completed the Carnegie Mellon / NACD Effective AI Oversight for Directors Certificate Program.
Cybersecurity is part of our enterprise-wide risk management framework. Processes for assessing, identifying and managing cybersecurity risks include cybersecurity risk assessments, use of key risk indicators, vendor cybersecurity risk management, employee training, including phishing exercises and cybersecurity awareness training, penetration testing, evaluation of cybersecurity insurance and periodic engagements by our internal audit department, which validates whether our cybersecurity program and information security practices align with relevant parts of the National Institute of Standards and Technology (“NIST”) framework. We periodically engage penetration testing companies and law firms to assist in these processes. When we do so, we hire reputable companies, limit their access to only information necessary for the specific purpose and maintain security controls around confidential information, including personal information. We also maintain a Cybersecurity Incident Response Plan (“Response Plan”) with processes to identify, contain, mitigate and escalate cybersecurity incidents, utilizing cross-functional expertise and external resources as needed. We conduct regular tabletop exercises to test our Response Plan and our reaction to various business disruption events, and the results of these tabletops are reported to the Cybersecurity Committee, the ERC, the Audit and Risk Committees of the Board and the entire Board as appropriate. In addition, our senior management and the Board participate in periodic cyber tabletop exercises to further enhance our preparedness in the event of an actual incident.
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
There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2026, we were not party to any pending material legal proceedings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2025, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding common shares through December 31, 2029 (the “Current Common Stock Repurchase Program”). No shares were repurchased with respect to this share repurchase program during the quarter ended June 30, 2026. As of June 30, 2026, the maximum dollar value of shares that may yet be repurchased under this program was $1.5 billion.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2026, no director or officer of the Company adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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
The instance document does not appear in the interactive data file because its Extensible Business Reporting Language (XBRL) tags are embedded within the Inline XBRL document. The following documents are formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition at June 30, 2026 (Unaudited) and December 31, 2025 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2025); (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and six months ended June 30, 2026 and 2025; (iii) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2026 and 2025; (iv) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2026 and 2025; and (v) Notes to Consolidated Financial Statements (Unaudited).

101.SCH XBRL	Taxonomy Extension Schema Document †
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document †
101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created †
101.LAB XBRL	Taxonomy Extension Label Linkbase Document †
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document †
104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (formatted in Inline XBRL and contained in Exhibit 101).
† Submitted electronically herewith.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNALY CAPITAL MANAGEMENT, INC.

Dated:	July 29, 2026	By: /s/ David L. Finkelstein
David L. Finkelstein
Chief Executive Officer, Co-Chief Investment Officer and Director (Principal Executive Officer)

Dated:	July 29, 2026	By: /s/ Serena Wolfe
Serena Wolfe
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-1