Form 10-Q
period 2026-09-30
ANNALY CAPITAL MANAGEMENT INC
filed 2026-10-28
CIK 1043219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  September 30, 2026
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

The number of shares of the registrant’s Common Stock outstanding on October 23, 2026 was 787,862,972.

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

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	Page
Item 1. Financial Statements	1
Consolidated Statements of Financial Condition at September 30, 2026 (Unaudited) and December 31, 2025 (Derived from the audited consolidated financial statements at December 31, 2025)	1
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and nine months ended September 30, 2026 and 2025	2
Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2026 and 2025	3
Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2026 and 2025	4
Notes to Consolidated Financial Statements (Unaudited)	5
Note 1. Description of Business	5
Note 2. Basis of Presentation	5
Note 3. Significant Accounting Policies	5
Note 4. Financial Instruments	8
Note 5. Securities	8
Note 6. Loans	12
Note 7. Mortgage Servicing Rights	14
Note 8. Variable Interest Entities	14
Note 9. Derivative Instruments	16
Note 10. Fair Value Measurements	22
Note 11. Intangible Assets	24
Note 12. Secured Financing	25
Note 13. Capital Stock	26
Note 14. Interest Income and Interest Expense	28
Note 15. Net Income (Loss) per Common Share	29
Note 16. Income Taxes	30
Note 17. Segments	32
Note 18. Risk Management	35
Note 19. Lease Commitments and Contingencies	36
Note 20. Subsequent Events	37
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Special Note Regarding Forward-Looking Statements	38
Overview	40
Business Environment	40
Results of Operations	42
Financial Condition	55
Capital Management	59
Risk Management	61
Critical Accounting Estimates	71
Glossary of Terms	74
Item 3. Quantitative and Qualitative Disclosures about Market Risk	83
Item 4. Controls and Procedures	83
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	84
Item 1A. Risk Factors	84
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	84
Item 5. Other Information	84
Item 6. Exhibits	84
SIGNATURES	II-1

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands, except per share data)
	September 30,	December 31,
	2026	2025 (1)
	(Unaudited)
Assets
Cash and cash equivalents (includes pledged assets of $1,770,343 and $1,683,059, respectively) (2)	$2,180,894	$2,037,838
Securities (includes pledged assets of $82,136,131 and $82,809,634, respectively) (3)	86,897,746	91,287,630
Loans, net (includes pledged assets of $6,182,629 and $4,590,517, respectively) (4)	6,869,820	5,020,784
Mortgage servicing rights (includes pledged assets of $3,478,379 and $3,541,414, respectively)	4,199,823	3,645,865
Interests in MSR	110,350	28,626
Assets transferred or pledged to securitization vehicles	42,459,566	32,067,433
Derivative assets	1,204,812	115,533
Reverse repurchase agreements	32,425	34,389
Receivable for unsettled trades	705,160	1,031
Principal and interest receivable	882,299	926,660
Intangible assets, net	4,708	6,726
Other assets	599,871	437,323
Total assets	$146,147,474	$135,609,838
Liabilities and stockholders’ equity
Liabilities
Repurchase agreements	$85,525,065	$81,865,723
Other secured financing	1,125,000	1,075,000
Debt issued by securitization vehicles	38,380,269	28,918,753
Participations issued	2,200,562	1,932,655
U.S. Treasury securities sold, not yet purchased	—	2,396,724
Derivative liabilities	302,774	53,755
Payable for unsettled trades	1,108,206	2,059,386
Interest payable	319,589	380,688
Dividends payable	588,505	494,881
Other liabilities	703,118	272,362
Total liabilities	130,253,088	119,449,927
Stockholders’ equity
Preferred stock, par value $0.01 per share, 75,000,000 authorized, 74,500,000 issued and outstanding	1,802,480	1,802,480
Common stock, par value $0.01 per share, 1,456,750,000 authorized, 784,673,349 and 706,972,452 issued and outstanding, respectively	7,847	7,070
Additional paid-in capital	29,654,134	27,927,113
Accumulated other comprehensive income (loss)	(795,806)	(488,566)
Accumulated deficit	(14,848,732)	(13,157,325)
Total stockholders’ equity	15,819,923	16,090,772
Noncontrolling interests	74,463	69,139
Total equity	15,894,386	16,159,911
Total liabilities and equity	$146,147,474	$135,609,838

(1)Derived from the audited consolidated financial statements at December 31, 2025.
(2)Includes cash of consolidated Variable Interest Entities (“VIEs”) of $8.7 million and $4.1 million at September 30, 2026 and December 31, 2025, respectively.
(3)Excludes $3.9 billion and $3.1 billion at September 30, 2026 and December 31, 2025, respectively, of non-Agency mortgage-backed securities in consolidated VIEs pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.

(4)Includes $8.5 million and $37.1 million of residential mortgage loans held for sale at September 30, 2026 and December 31, 2025, respectively.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in thousands, except per share data) (Unaudited)
	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2026	2025	2026	2025
Net interest income
Interest income	$1,970,425	$1,532,497	$5,507,553	$4,268,498
Interest expense	1,426,813	1,256,747	4,023,057	3,499,577
Net interest income	543,612	275,750	1,484,496	768,921
Net servicing income
Servicing and related income	173,096	141,356	507,288	423,461
Servicing and related expense	17,087	15,104	51,502	43,788
Net servicing income	156,009	126,252	455,786	379,673
Other income (loss)
Net gains (losses) on investments and other	(4,721,745)	561,927	(5,712,367)	1,456,242
Net gains (losses) on derivatives	3,074,072	(92,308)	4,035,610	(1,458,960)
Other, net	16,895	13,959	39,739	37,169
Total other income (loss)	(1,630,778)	483,578	(1,637,018)	34,451
General and administrative expenses
Compensation expense	41,185	38,393	127,209	112,273
Other general and administrative expenses	12,021	11,947	36,750	36,149
Total general and administrative expenses	53,206	50,340	163,959	148,422
Income (loss) before income taxes	(984,363)	835,240	139,305	1,034,623
Income taxes	16,335	(7,823)	21,715	884
Net income (loss)	(1,000,698)	843,063	117,590	1,033,739
Net income (loss) attributable to noncontrolling interests	1,061	10,618	14,024	19,971
Net income (loss) attributable to Annaly	(1,001,759)	832,445	103,566	1,013,768
Dividends on preferred stock (1)	41,305	41,127	122,993	115,544
Net income (loss) available (related) to common stockholders	$(1,043,064)	$791,318	$(19,427)	$898,224
Net income (loss) per share available (related) to common stockholders
Basic	$(1.36)	$1.21	$(0.03)	$1.45
Diluted	$(1.36)	$1.20	$(0.03)	$1.44
Weighted average number of common shares outstanding
Basic	764,359,434	656,335,974	742,107,269	621,484,893
Diluted	764,359,434	657,856,427	742,107,269	622,768,481
Other comprehensive income (loss)
Net income (loss)	$(1,000,698)	$843,063	$117,590	$1,033,739
Unrealized gains (losses) on available-for-sale securities	(250,449)	113,281	(318,897)	311,717
Reclassification adjustment for net (gains) losses included in net income (loss)	11,657	2,378	11,657	81,578
Other comprehensive income (loss)	(238,792)	115,659	(307,240)	393,295
Comprehensive income (loss)	(1,239,490)	958,722	(189,650)	1,427,034
Comprehensive income (loss) attributable to noncontrolling interests	1,061	10,618	14,024	19,971
Comprehensive income (loss) attributable to Annaly	(1,240,551)	948,104	(203,674)	1,407,063
Dividends on preferred stock	41,305	41,127	122,993	115,544
Comprehensive income (loss) attributable to common stockholders	$(1,281,856)	$906,977	$(326,667)	$1,291,519

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
	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2026	2025	2026	2025
Preferred stock
Beginning of period	$1,802,480	$1,536,569	$1,802,480	$1,536,569
Issuance	—	265,911	—	265,911
End of period	$1,802,480	$1,802,480	$1,802,480	$1,802,480
Common stock
Beginning of period	$7,506	$6,421	$7,070	$5,784
Issuance	341	390	767	1,021
Stock-based award activity	—	—	10	6
End of period	$7,847	$6,811	$7,847	$6,811
Additional paid-in capital
Beginning of period	$28,886,263	$26,520,657	$27,927,113	$25,257,716
Issuance	757,083	822,731	1,712,008	2,078,388
Stock-based award activity	10,788	9,588	15,013	16,872
End of period	$29,654,134	$27,352,976	$29,654,134	$27,352,976
Accumulated other comprehensive income (loss)
Beginning of period	$(557,014)	$(740,046)	$(488,566)	$(1,017,682)
Unrealized gains (losses) on available-for-sale securities	(250,449)	113,281	(318,897)	311,717
Reclassification adjustment for net (gains) losses included in net income (loss)	11,657	2,378	11,657	81,578
End of period	$(795,806)	$(624,387)	$(795,806)	$(624,387)
Accumulated deficit
Beginning of period	$(13,213,859)	$(13,942,302)	$(13,157,325)	$(13,173,146)
Net income (loss) attributable to Annaly	(1,001,759)	832,445	103,566	1,013,768
Dividends declared on preferred stock (1)	(41,305)	(37,466)	(122,993)	(111,883)
Dividends and dividend equivalents declared on common stock and stock-based awards (1)	(591,809)	(479,660)	(1,671,980)	(1,355,722)
End of period	$(14,848,732)	$(13,626,983)	$(14,848,732)	$(13,626,983)
Total stockholders’ equity	$15,819,923	$14,910,897	$15,819,923	$14,910,897
Noncontrolling interests
Beginning of period	$53,000	$93,064	$69,139	$87,711
Net income (loss) attributable to noncontrolling interests	1,061	10,618	14,024	19,971
Equity contributions from (distributions to) noncontrolling interests	20,402	(18,000)	(8,700)	(22,000)
End of period	$74,463	$85,682	$74,463	$85,682
Total equity	$15,894,386	$14,996,579	$15,894,386	$14,996,579

(1) Refer to the “Capital Stock” Note for dividends per share for each class of shares.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands) (Unaudited)

	For The Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$117,590	$1,033,739
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of premiums and discounts of investments, net	241,720	176,712
Amortization of securitized debt premiums and discounts and deferred financing costs	(64,671)	(18,577)
Depreciation, amortization and other noncash expenses	28,543	26,090
Net (gains) losses on investments and derivatives	1,952,841	571,804
Income (loss) from unconsolidated joint ventures	(553)	(573)
Payments on purchases of loans held for sale	(196,476)	(154,086)
Proceeds from sales and repayments of loans held for sale	220,341	153,190
Proceeds from U.S. Treasury securities	702,110	4,855,429
Payments on U.S. Treasury securities	(3,099,102)	(4,977,675)
Net receipts (payments) on derivatives	2,904,917	(1,735,541)
Net change in
Other assets	(111,419)	(23,252)
Interest receivable	45,076	107,289
Interest payable	(61,099)	16,763
Other liabilities	393,707	17,256
Net cash provided by (used in) operating activities	3,073,525	48,568
Cash flows from investing activities
Payments on purchases of securities	(23,661,946)	(26,670,451)
Proceeds from sales of securities	12,332,565	11,727,813
Principal payments on securities	8,065,228	5,855,619
Payments on purchases and origination of loans	(22,986,879)	(12,662,479)
Proceeds from sales of loans	1,196,358	1,221,545
Principal payments on loans	8,222,112	3,827,244
Payments on purchases of MSR	(805,502)	(710,020)
Proceeds from sales of MSR	184,963	1,871
Payments on purchases of interests in MSR	(80,750)	(32,240)
Proceeds from reverse repurchase agreements	73,510,139	510,513,471
Payments on reverse repurchase agreements	(73,508,175)	(510,548,475)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	18,536	6,669
Net cash provided by (used in) investing activities	(17,513,351)	(17,469,433)
Cash flows from financing activities
Proceeds from repurchase agreements and other secured financing	6,643,352,306	5,139,522,507
Payments on repurchase agreements and other secured financing	(6,639,598,920)	(5,129,802,568)
Proceeds from issuances of securitized debt	17,898,066	10,220,521
Principal payments on securitized debt	(7,375,316)	(3,210,527)
Payments on purchases of securitized debt	—	(260,618)
Payment of deferred financing cost	(1,541)	(10,921)
Proceeds from participations issued	7,092,025	5,461,827
Payments on repurchases of participations issued	(6,668,520)	(4,773,265)
Principal payments on participations issued	(107,617)	(67,519)
Net contributions (distributions) from (to) noncontrolling interests	(8,700)	(22,000)
Net proceeds from stock offerings, direct purchases and dividend reinvestments	1,712,775	2,345,320
Settlement of stock-based awards in satisfaction of withholding tax requirements	(19,174)	(13,936)
Dividends paid	(1,692,502)	(1,359,287)
Net cash provided by (used in) financing activities	14,582,882	18,029,534
Net (decrease) increase in cash and cash equivalents	143,056	608,669
Cash and cash equivalents including cash pledged as collateral, beginning of period	2,037,838	1,488,027
Cash and cash equivalents including cash pledged as collateral, end of period	$2,180,894	$2,096,696
Supplemental disclosure of cash flow information
Interest received	$3,786,941	$3,090,755
Dividends received	$912	$—
Interest paid (excluding interest paid on interest rate swaps)	$2,742,073	$2,564,763
Net interest received (paid) on interest rate swaps	$496,927	$912,571
Taxes received (paid)	$(2,295)	$(353)
Noncash investing and financing activities
Receivable for unsettled trades	$705,160	$185,916
Payable for unsettled trades	$1,108,206	$2,604,278
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$(307,240)	$393,295
Dividends declared, not yet paid	$588,505	$476,737

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
Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations is carried at cost, which approximates fair value. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled $1.8 billion and $1.7 billion at September 30, 2026 and December 31, 2025, respectively.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

4. FINANCIAL INSTRUMENTS

The following table presents characteristics for certain of the Company’s financial instruments at September 30, 2026 and December 31, 2025.

Financial Instruments (1)
Balance Sheet Line Item	Type / Form	Measurement Basis	September 30, 2026	December 31, 2025
	Assets		(dollars in thousands)
Securities	Agency mortgage-backed securities (2)	Fair value, with unrealized gains (losses) through other comprehensive income	$4,921,479	$6,462,112
Securities	Agency mortgage-backed securities (3)	Fair value, with unrealized gains (losses) through earnings	80,372,672	83,166,542
Securities	Residential credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	69	213,800
Securities	Non-agency mortgage-backed securities	Fair value, with unrealized gains (losses) through earnings	1,603,526	1,445,176
Total securities			86,897,746	91,287,630
Loans, net	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	6,869,820	5,020,784
Interests in MSR	Interest in net servicing cash flows	Fair value, with unrealized gains (losses) through earnings	110,350	28,626
Assets transferred or pledged to securitization vehicles	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	42,459,566	32,067,433
Reverse repurchase agreements	Reverse repurchase agreements	Amortized cost	32,425	34,389
	Liabilities
Repurchase agreements	Repurchase agreements	Amortized cost	$85,525,065	$81,865,723
Other secured financing	Loans	Amortized cost	1,125,000	1,075,000
Debt issued by securitization vehicles	Securities	Fair value, with unrealized gains (losses) through earnings	38,380,269	28,918,753
Participations issued	Participations issued	Fair value, with unrealized gains (losses) through earnings	2,200,562	1,932,655
U.S. Treasury securities sold, not yet purchased	Securities	Fair value, with unrealized gains (losses) through earnings	—	2,396,724
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
Available-for-sale debt securities are carried at fair value, with changes in fair value recognized in other comprehensive income, unless the fair value option is elected in which case changes in fair value are recognized in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss). Effective July 1, 2022, the Company elected the fair value option for any newly purchased Agency mortgage-backed securities in order to simplify the accounting for these securities. During the three and nine months ended September 30, 2026, ($4.4) billion and ($5.3) billion, respectively, of unrealized gains (losses) on the Agency mortgage-backed securities, for which the fair value option was elected, were reported in Net gains (losses) on investments and other in the Company's Consolidated Statements of Comprehensive Income (Loss). During the three and nine months ended September 30, 2025, $621.8 million and $1.6 billion, respectively, of unrealized gains (losses) on the Agency mortgage-backed securities, for which the fair value option was elected, were reported in Net gains (losses) on investments and other in the Company's Consolidated Statements of Comprehensive Income (Loss). Agency mortgage-backed securities purchased prior to July 1, 2022, are still classified as available-for-sale with changes in fair value recognized in other comprehensive income. The Company has also elected the fair value option for CRT securities, interest only securities, Non-Agency and commercial mortgage-backed securities in order to simplify the accounting. Transactions for regular-way securities are recorded on trade date, including to-be-announced (“TBA”) securities that meet the regular-way securities scope exception from derivative accounting. Gains and losses on disposals of securities are recorded on trade date based on the specific identification method.

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
The following table represents a rollforward of the activity for the Company’s securities for the nine months ended September 30, 2026:

	Agency Securities	Residential Credit Securities	Commercial Securities	Total
	(dollars in thousands)
Beginning balance January 1, 2026	$89,628,654	$1,658,976	$—	$91,287,630
Purchases	21,759,597	524,357	395,000	22,678,954
Sales	(12,435,624)	(223,309)	(395,000)	(13,053,933)
Principal paydowns	(7,758,782)	(307,883)	—	(8,066,665)
(Amortization) / accretion	(131,370)	(6,984)	—	(138,354)
Fair value adjustment	(5,768,324)	(41,562)	—	(5,809,886)
Ending balance September 30, 2026	$85,294,151	$1,603,595	$—	$86,897,746

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following tables present the Company’s securities portfolio that were carried at their fair value at September 30, 2026 and December 31, 2025:

	September 30, 2026
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$81,447,963	$1,452,736	$(1,210,239)	$81,690,460	$2,610	$(4,793,562)	$76,899,508
Adjustable-rate pass-through	149,026	7,445	(25)	156,446	1,156	(8,295)	149,307
CMO	2,318	11	—	2,329	—	(253)	2,076
Interest-only	6,002,963	732,726	—	732,726	7,921	(191,689)	548,958
Multifamily (1)	54,991,747	621,228	(83,524)	8,184,160	995	(490,853)	7,694,302
Total agency securities	$142,594,017	$2,814,146	$(1,293,788)	$90,766,121	$12,682	$(5,484,652)	$85,294,151
Residential credit
Credit risk transfer	$70	$2	$—	$72	$—	$(3)	$69
Non-QM	473,645	192	(4,403)	469,434	521	(15,584)	454,371
Prime (2)	2,644,066	34,755	(10,497)	247,810	2,005	(5,040)	244,775
SBC	159,125	32	(9,471)	149,686	2,981	(5,657)	147,010
NPL/RPL	471,063	3,678	(19,843)	454,898	3,457	(7,275)	451,080
RTL	106,617	—	(263)	106,354	177	(299)	106,232
Prime jumbo (>=2010 vintage) (3)	11,278,007	97,611	(32,658)	188,868	18,885	(7,695)	200,058
Total residential credit securities	$15,132,593	$136,270	$(77,135)	$1,617,122	$28,026	$(41,553)	$1,603,595
Total residential securities	$157,726,610	$2,950,416	$(1,370,923)	$92,383,243	$40,708	$(5,526,205)	$86,897,746
Total securities	$157,726,610	$2,950,416	$(1,370,923)	$92,383,243	$40,708	$(5,526,205)	$86,897,746

	December 31, 2025
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$81,291,560	$1,464,326	$(1,120,301)	$81,635,585	$1,055,907	$(709,842)	$81,981,650
Adjustable-rate pass-through	114,642	6,678	(32)	121,288	2,008	(4,244)	119,052
CMO	2,709	12	—	2,721	—	(81)	2,640
Interest-only	5,266,587	683,108	—	683,108	28,590	(97,630)	614,068
Multifamily (1)	41,310,478	617,383	(11,385)	6,889,598	67,373	(45,727)	6,911,244
Total agency investments	$127,985,976	$2,771,507	$(1,131,718)	$89,332,300	$1,153,878	$(857,524)	$89,628,654
Residential credit
Credit risk transfer	$204,518	$42	$(2,239)	$202,321	$11,486	$(7)	$213,800
Non-QM	343,495	249	(2,514)	341,230	3,022	(8,100)	336,152
Prime (2)	2,294,631	31,005	(9,746)	111,526	3,497	(748)	114,275
SBC	186,929	23	(10,317)	176,635	4,991	(4,648)	176,978
NPL/RPL	462,956	3,520	(21,613)	444,863	5,053	(2,099)	447,817
RTL	191,767	13	(488)	191,292	1,342	(8)	192,626
Prime jumbo (>=2010 vintage) (3)	11,771,926	101,388	(30,397)	163,610	18,034	(4,316)	177,328
Total residential credit securities	$15,456,222	$136,240	$(77,314)	$1,631,477	$47,425	$(19,926)	$1,658,976
Total residential securities	$143,442,198	$2,907,747	$(1,209,032)	$90,963,777	$1,201,303	$(877,450)	$91,287,630
Total securities	$143,442,198	$2,907,747	$(1,209,032)	$90,963,777	$1,201,303	$(877,450)	$91,287,630

(1) Principal/Notional amount includes $47.3 billion and $35.0 billion of Agency Multifamily interest-only securities as of September 30, 2026 and December 31, 2025, respectively.
(2) Principal/Notional amount includes $2.4 billion and $2.2 billion of Prime interest-only securities as of September 30, 2026 and December 31, 2025, respectively.
(3) Principal/Notional amount includes $11.2 billion and $11.7 billion of Prime Jumbo interest-only securities as of September 30, 2026 and December 31, 2025, respectively.

The following table presents the Company’s Agency mortgage-backed securities portfolio by issuing Agency at September 30, 2026 and December 31, 2025:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	September 30, 2026	December 31, 2025
Investment Type	(dollars in thousands)
Fannie Mae	$82,574,079	$85,506,672
Freddie Mac	2,540,737	3,970,920
Ginnie Mae	179,335	151,062
Total	$85,294,151	$89,628,654

Actual maturities of the Company’s Residential Securities are generally shorter than stated contractual maturities because actual maturities of the portfolio are affected by periodic payments and prepayments of principal on the underlying mortgages.
The following table summarizes the Company’s Residential Securities at September 30, 2026 and December 31, 2025, according to their estimated weighted average life classifications:

	September 30, 2026		December 31, 2025
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Estimated weighted average life	(dollars in thousands)
Less than one year	$236,843	$237,652	$308,818	$306,718
Greater than one year through five years	1,319,386	1,355,878	6,308,008	6,229,244
Greater than five years through ten years	82,997,542	88,302,341	83,402,554	83,180,354
Greater than ten years	2,343,975	2,487,372	1,268,250	1,247,461
Total	$86,897,746	$92,383,243	$91,287,630	$90,963,777

The estimated weighted average lives of the Residential Securities at September 30, 2026 and December 31, 2025 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Residential Securities could be longer or shorter than projected.
The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities, accounted for as available-for-sale where the fair value option has not been elected, by length of time that such securities have been in a continuous unrealized loss position at September 30, 2026 and December 31, 2025.

	September 30, 2026			December 31, 2025
	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)
	(dollars in thousands)
Less than 12 months	$42,117	$(1,362)	36	$2,942	$(168)	1
12 Months or more	4,810,173	(796,037)	1,114	6,307,396	(494,102)	1,268
Total	$4,852,290	$(797,399)	1,150	$6,310,338	$(494,270)	1,269

(1) Excludes interest-only mortgage-backed securities and reverse mortgages, and effective July 1, 2022, newly purchased Agency pass-through, CMOs and multifamily securities.
The decline in value of these securities is solely due to market conditions and not the quality of the assets. Substantially all of the Agency mortgage-backed securities have an actual or implied credit rating that is the same as that of the U.S. government. An impairment has not been recognized in earnings related to these investments because the decline in value is not related to credit quality, the Company had not made a decision to sell the securities at quarter end, nor is it more likely than not that the securities will be required to be sold before recovery of their amortized cost.
During the three and nine months ended September 30, 2026, the Company disposed of $4.5 billion and $12.7 billion amortized cost basis of Residential Securities, respectively. During the three and nine months ended September 30, 2025, the Company disposed of $1.3 billion and $9.7 billion amortized cost basis of Residential Securities, respectively. The following table presents the Company’s net gains (losses) from the disposal of Residential Securities for the three and nine months ended September 30, 2026 and 2025, which is included in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)
For the three months ended	(dollars in thousands)
September 30, 2026	$2,857	$(93,155)	$(90,298)
September 30, 2025	$11,353	$(9,554)	$1,799
For the nine months ended
September 30, 2026	$65,817	$(137,724)	$(71,907)
September 30, 2025	$85,463	$(164,028)	$(78,565)

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
Excluding loans transferred or pledged to securitization vehicles, as of September 30, 2026 and December 31, 2025, the Company had $6.9 billion and $5.0 billion, respectively, of loans for which the fair value option was elected. If the Company intends to sell or securitize the loans and the securitization vehicle is not expected to be consolidated, the loans are classified as held for sale. Any origination fees and costs or purchase premiums or discounts are deferred and recognized upon sale. The Company determines the fair value of loans held for sale on an individual loan basis. The carrying value of the Company’s residential loans held for sale was $8.5 million and $37.1 million at September 30, 2026 and December 31, 2025, respectively.
The following table presents the activity of the Company’s loan investments, excluding loans transferred or pledged to securitization vehicles, for the nine months ended September 30, 2026:

Residential Loans
(dollars in thousands)
Beginning balance January 1, 2026	$5,020,784
Purchases / originations / draws (1)	23,225,582
Sales and transfers (2)	(20,821,082)
Principal payments	(403,699)
Gains / (losses)	(127,381)
(Amortization) / accretion	(24,384)
Ending balance September 30, 2026	$6,869,820

(1) Includes residential loans acquired from exercise of optional redemption provisions of securitization vehicles with a carrying value of $1.6 billion during the nine months ended September 30, 2026.
(2) Includes transfer of residential loans to securitization vehicles with a carrying value of $19.4 billion during the nine months ended September 30, 2026.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table presents the fair value and the unpaid principal balances of the residential mortgage loan portfolio, including loans transferred or pledged to securitization vehicles, at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(dollars in thousands)
Fair value	$49,329,386	$37,088,217
Unpaid principal balance	$49,969,405	$37,033,580

The following table provides information regarding the line items and amounts recognized in the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025 for these investments:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(dollars in thousands)
Interest income	$738,556	$505,527	$2,009,400	$1,399,541
Net gains (losses) on disposal of investments (1)	(27,337)	(11,534)	(95,519)	(35,842)
Net unrealized gains (losses) on instruments measured at fair value through earnings (1)	(881,200)	174,112	(1,009,188)	508,993
Total included in net income (loss)	$(169,981)	$668,105	$904,693	$1,872,692

(1) These amounts are presented in the line item Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (loss).
The following table provides the geographic concentrations based on the unpaid principal balances at September 30, 2026 and December 31, 2025 for the residential mortgage loans, including loans transferred or pledged to securitization vehicles:

Geographic Concentrations of Residential Mortgage Loans
September 30, 2026		December 31, 2025
Property location	% of Balance	Property location	% of Balance
California	36.9%	California	39.2%
New York	10.4%	New York	11.3%
Florida	7.8%	Florida	8.7%
Texas	5.5%	Texas	5.3%
All other (none individually greater than 5%)	39.4%	All other (none individually greater than 5%)	35.5%
Total	100.0%		100.0%

The following table provides additional data on the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, at September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Portfolio Range	Portfolio Weighted Average	Portfolio Range	Portfolio Weighted Average
	(dollars in thousands)
Unpaid principal balance	$1 - $4,396	$446	$1 - $4,396	$459
Interest rate	1.63% - 18.00%	6.65%	2.00% - 18.00%	6.67%
Maturity	10/10/2026 - 10/1/2066	9/11/2054	11/1/2029 - 1/1/2066	1/3/2054
FICO score at loan origination	522 - 850	763	549 - 850	761
Loan-to-value ratio at loan origination	1% - 100%	67%	1% - 100%	67%
At September 30, 2026 and December 31, 2025, approximately 12% and 13%, respectively, of the carrying value of the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, were adjustable-rate. At September 30, 2026, the aggregate fair value and unpaid principal balance of loans ninety days or more past due and in nonaccrual status was $519.7 million (of which $491.6 million has been pledged or transferred to securitization vehicles), and $516.7 million, respectively. The non-accrual balances represent approximately 1% of the total loan portfolio. The weighted average loan-to-value ratio at loan origination for loans in non-accrual status was 71%. The recorded investment of residential mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to the requirements of the applicable jurisdiction was $267.6 million at September 30, 2026. At December 31, 2025, the aggregate fair value and unpaid principal balance of loans ninety days or more past due and in nonaccrual status was $446.0 million (of which $405.8 million has been pledged or transferred to securitization vehicles), and $451.5 million,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
respectively. The non-accrual balances represent approximately 1% of the total loan portfolio. The weighted average loan-to-value ratio at loan origination for loans in non-accrual status was 73%. The recorded investment of residential mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to the requirements of the applicable jurisdiction was $198.3 million at December 31, 2025.

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
The following table presents activity related to MSR for the three and nine months ended September 30, 2026 and 2025:

Mortgage Servicing Rights	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(dollars in thousands)
Fair value, beginning of period	$4,089,485	$3,281,190	$3,645,865	$2,909,134
Purchases (1)	176,482	283,437	813,153	719,468
Sales	(119,879)	—	(201,890)	—
Change in fair value due to:
Changes in valuation inputs or assumptions (2)	130,997	(28,647)	159,163	12,585
Other changes, including realization of expected cash flows	(77,262)	(59,799)	(216,468)	(165,006)
Fair value, end of period	$4,199,823	$3,476,181	$4,199,823	$3,476,181

(1) Includes adjustments to original purchase price from early payoffs, defaults, or loans that were delivered but were deemed to not be acceptable.
(2) Principally represents changes in discount rates and prepayment speed inputs used in valuation model, primarily due to changes in interest rates.

8. VARIABLE INTEREST ENTITIES

The Company’s exposure to the obligations of its VIEs is generally limited to the Company’s investment in the VIEs of $4.4 billion at September 30, 2026. Assets of the VIEs may only be used to settle obligations of the VIEs. Creditors of the VIEs have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the VIEs. No gains or losses were recognized upon consolidation of existing VIEs. Interest income and expense are recognized using the effective interest method.
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
OBX Trusts
Residential securitizations are issued by entities generally referred to collectively as the “OBX Trusts.” These securitizations represent financing transactions that provide non-recourse financing to the Company and are collateralized by residential mortgage loans purchased by the Company. Residential securitizations closed during the nine months ended September 30, 2026 are included in the following table:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Securitization	Date of Closing	Face Value at Closing
		(dollars in thousands)
OBX 2026-NQM1	January 2026	$847,216
OBX 2026-NQM2	January 2026	$809,100
OBX 2026-J1	February 2026	$362,128
OBX 2026-INV1	February 2026	$346,305
OBX 2026-NQM3	February 2026	$840,767
OBX 2026-HE1	February 2026	$247,572
OBX 2026-R1	March 2026	$491,816
OBX 2026-NQM4	March 2026	$789,600
OBX 2026-NQM5	April 2026	$876,528
OBX 2026-AHC1	April 2026	$349,308
OBX 2026-INV2	April 2026	$383,750
OBX 2026-CES1	April 2026	$210,909
OBX 2026-NQM6	April 2026	$849,538
OBX 2026-INV3	May 2026	$384,053
OBX 2026-NQM7	May 2026	$932,378
OBX 2026-HYB1	May 2026	$309,084
OBX 2026-INV4	May 2026	$517,726
OBX 2026-R2	June 2026	$407,349
OBX 2026-NQM8	June 2026	$1,022,359
OBX 2026-HE2	June 2026	$210,530
OBX 2026-AHC2	June 2026	$339,988
OBX 2026-NQM9	July 2026	$1,013,235
OBX 2026-NQM10	July 2026	$937,798
OBX 2026-AHC3	July 2026	$336,274
OBX 2026-J2	July 2026	$334,802
OBX 2026-INV5	July 2026	$313,834
OBX 2026-R3	August 2026	$587,832
OBX 2026-NQM11	August 2026	$896,050
OBX 2026-NQM12	August 2026	$337,498
OBX 2026-AHC4	August 2026	$342,680
OBX 2026-NQM13	September 2026	$1,000,887
OBX 2026-NQM14	September 2026	$934,475
OBX 2026-INV6	September 2026	$356,360
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
As of September 30, 2026 and December 31, 2025, a total carrying value of $38.1 billion and $28.7 billion, respectively, of bonds were held by third parties and the Company retained $4.1 billion and $3.2 billion, respectively, of MBS, which were eliminated in consolidation. The contractual principal amount of the OBX Trusts’ debt held by third parties was $39.3 billion and $29.0 billion at September 30, 2026 and December 31, 2025, respectively. The Company during the three months ended September 30, 2026 and 2025, recorded $720.7 million and ($92.9) million, respectively, and during the nine months ended September 30, 2026 and 2025 recorded $991.0 million and ($322.9) million , respectively, of unrealized gains (losses) on debt held by third parties issued by OBX Trusts, which is reported in Net gains (losses) on investments and other in the Company's Consolidated Statements of Comprehensive Income (Loss).
The Company exercised its optional redemption on three and six securitization trusts, respectively, for the three and nine months ended September 30, 2026, which liquidated the corresponding securitization trusts. Upon deconsolidation, for the three months ended September 30, 2026, there was a net ($1.9) million loss and for the nine months ended September 30, 2026, there was a net ($0.8) million loss recognized in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss). The Company exercised its optional redemption on one securitization trust in September 2025, which liquidated the corresponding securitization trust. Upon deconsolidation, there was a $0.4 million gain recognized for the

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
three and nine months ended September 30, 2025 in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss).
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
The Company incurred $10.7 million and $8.1 million of costs during the three months ended September 30, 2026 and 2025, respectively, and $28.9 million and $20.6 million of costs during the nine months ended September 30, 2026 and 2025, respectively, in connection with these OBX Trust securitizations that were expensed as incurred.
Residential Credit Fund
The Company manages a fund investing in participations in residential mortgage loans and mortgage-backed securities. The residential credit fund is deemed to be a VIE because the entity does not have sufficient equity at risk to permit the legal entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders, as capital commitments are not considered equity at risk. The Company is not the primary beneficiary and does not consolidate the residential credit fund as its only interest in the fund is the management and performance fees that it earns, which are not considered variable interests in the entity. As of September 30, 2026 and December 31, 2025, the Company had outstanding participations issued in residential mortgage loans of $2.2 billion and $1.9 billion, respectively. These transfers do not meet the criteria for sale accounting and are accounted for as secured borrowings, thus the residential loans are reported as Loans, net and the associated liability is reported as Participations issued in the Consolidated Statements of Financial Condition. The Company elected the fair value option for participations issued with changes in fair value reflected in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss) to more accurately reflect the economics of the transfers as the underlying loans are carried at fair value through earnings.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. In accordance with a clearing organization’s rulebook, the Company presents the fair value of centrally cleared interest rate swaps net of variation margin pledged or received under such transactions. At September 30, 2026 and December 31, 2025, ($4.5) billion and ($2.0) billion, respectively, of variation margin was reported as an adjustment to interest rate swaps, at fair value. Initial margin is reported in Cash and cash equivalents in the Consolidated Statements of Financial Condition.
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

The following table summarizes fair value information about the Company’s derivative assets and liabilities at September 30, 2026 and December 31, 2025:

Derivatives Instruments	September 30, 2026	December 31, 2025
Assets	(dollars in thousands)
Interest rate swaps	$71,477	$7,372
Interest rate swaptions	59	11,063
TBA derivatives	34,383	17,648
Futures contracts	1,096,150	71,065
Purchase commitments	2,743	8,385
Total derivative assets	$1,204,812	$115,533
Liabilities
Interest rate swaps	$—	$16,385
Interest rate swaptions	50	11,931
TBA derivatives	256,426	13,163
Futures contracts	29,297	6,644
Purchase commitments	17,001	5,632
Total derivative liabilities	$302,774	$53,755

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following tables summarize certain characteristics of the Company’s interest rate swaps at September 30, 2026 and December 31, 2025:

September 30, 2026
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$20,010,637	3.36%	3.98%	1.34
3 - 6 years	22,942,704	2.74%	4.00%	4.65
6 - 10 years	15,038,627	3.60%	3.92%	8.07
Greater than 10 years	1,956,430	3.34%	3.95%	21.27
Total / Weighted average	$59,948,398	3.19%	3.97%	4.95

December 31, 2025
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$29,577,637	3.55%	3.88%	1.36
3 - 6 years	14,646,904	2.67%	3.99%	4.54
6 - 10 years	17,018,427	3.03%	3.90%	7.25
Greater than 10 years	1,949,430	3.34%	3.92%	22.02
Total / Weighted average	$63,192,398	3.15%	3.92%	4.23

(1) As of September 30, 2026, 98% and 2% of the Company’s interest rate swaps were linked to SOFR and the Federal funds rate, respectively. As of December 31, 2025, 98% and 2% of the Company’s interest rate swaps were linked to SOFR and the Federal funds rate, respectively.
(2) As of September 30, 2026, there were $3.1 billion forward starting pay fixed swaps. There were $1.5 billion forward starting pay fixed swaps at December 31, 2025.
(3) The weighted average years to maturity of payer interest rate swaps is offset by the weighted average years to maturity of receiver interest rate swaps. As such, the net weighted average years to maturity for each maturity bucket may fall outside of the range listed.

The following tables summarize certain characteristics of the Company’s swaptions at September 30, 2026 and December 31, 2025:

September 30, 2026
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long receive	$830,000	3.54%	SOFR	7.19	2.15
Short receive	(1,800,000)	3.23%	SOFR	3.19	2.15

December 31, 2025
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long receive	$830,000	3.54%	SOFR	7.94	11.25
Short receive	(1,800,000)	3.23%	SOFR	3.94	11.25

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following tables summarize certain characteristics of the Company’s TBA derivatives at September 30, 2026 and December 31, 2025:

September 30, 2026
Purchase and Sale Contracts for TBA Derivatives	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
	(dollars in thousands)
Purchase contracts	$6,909,000	$6,710,766	$6,488,723	$(222,043)
Net TBA derivatives	$6,909,000	$6,710,766	$6,488,723	$(222,043)

December 31, 2025
Purchase and Sale Contracts for TBA Derivatives	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
	(dollars in thousands)
Purchase contracts	$3,861,000	$3,805,867	$3,814,118	$8,251
Sale contracts	(534,000)	(553,266)	(557,032)	(3,766)
Net TBA derivatives	$3,327,000	$3,252,601	$3,257,086	$4,485

The following tables summarize certain characteristics of the Company’s futures derivatives at September 30, 2026 and December 31, 2025:

September 30, 2026
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
2-year swap equivalent SOFR contracts	$1,000,000	$—	2.00
U.S. Treasury futures - 2 year	—	(10,788,000)	2.00
U.S. Treasury futures - 10 year and greater	—	(22,686,900)	10.14
U.S. swap futures - 10 year and greater	—	(110,000)	10.22
Total	$1,000,000	$(33,584,900)	7.69

December 31, 2025
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
2-year swap equivalent SOFR contracts	$500,000	$(500,000)	2.00
U.S. Treasury futures - 2 year	—	(3,658,000)	1.90
U.S. Treasury futures - 5 year	1,973,200	—	4.40
U.S. Treasury futures - 10 year and greater	—	(12,399,900)	11.33
Total	$2,473,200	$(16,557,900)	8.31

The Company presents derivative contracts on a gross basis in the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.
The following tables present information about derivative assets and liabilities that are subject to such provisions and can be offset in the Company’s Consolidated Statements of Financial Condition at September 30, 2026 and December 31, 2025, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

September 30, 2026
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$71,477	$(18,959)	$—	$52,518
Interest rate swaptions, at fair value	59	(50)	—	9
TBA derivatives, at fair value	34,383	(34,383)	—	—
Futures contracts, at fair value	1,096,150	(29,297)	—	1,066,853
Purchase commitments	2,743	—	—	2,743
Liabilities
Interest rate swaptions, at fair value	$50	$(50)	$—	$—
TBA derivatives, at fair value	256,426	(226,769)	—	29,657
Futures contracts, at fair value	29,297	(29,297)	—	—
Purchase commitments	17,001	—	—	17,001

December 31, 2025
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$7,372	$(2,295)	$—	$5,077
Interest rate swaptions, at fair value	11,063	(11,063)	—	—
TBA derivatives, at fair value	17,648	(6,603)	(8,760)	2,285
Futures contracts, at fair value	71,065	(6,644)	—	64,421
Purchase commitments	8,385	—	—	8,385
Liabilities
Interest rate swaps, at fair value	$16,385	$(16,385)	$—	$—
Interest rate swaptions, at fair value	11,931	(11,063)	(300)	568
TBA derivatives, at fair value	13,163	(11,942)	—	1,221
Futures contracts, at fair value	6,644	(6,644)	—	—
Purchase commitments	5,632	—	—	5,632
The effect of interest rate swaps in the Consolidated Statements of Comprehensive Income (Loss) is as follows:

Location on Consolidated Statements of Comprehensive Income (Loss)
	Net Interest Component of Interest Rate Swaps (1)	Realized Gains (Losses) on Termination of Interest Rate Swaps (1)	Unrealized Gains (Losses) on Interest Rate Swaps (1)
For the three months ended	(dollars in thousands)
September 30, 2026	$91,779	$44,994	$1,878,977
September 30, 2025	$191,891	$(3,187)	$(188,961)
For the nine months ended
September 30, 2026	$276,084	$39,244	$2,559,656
September 30, 2025	$569,086	$(78,768)	$(1,434,745)
(1) Included in Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss).

The effect of other derivative contracts in the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Three Months Ended September 30, 2026
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$(91,193)	$(269,344)	$(360,537)
Net interest rate swaptions	—	(1,068)	(1,068)
Futures (1)	145,852	1,298,295	1,444,147
Purchase commitments	—	(24,220)	(24,220)
Total			$1,058,322

(1) For the three months ended September 30, 2026, includes $4.2 million of realized gain and ($12.8) million of unrealized loss related to interest rate futures and options other than treasury futures.

Three Months Ended September 30, 2025
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$163,432	$(86,855)	$76,577
Futures (1)	(383,194)	219,832	(163,362)
Purchase commitments	—	(5,266)	(5,266)
Total			$(92,051)

(1) For the three months ended September 30, 2025, includes $3.5 million of realized gain and $6.1 million of unrealized gain related to interest rate futures and options other than treasury futures.

Nine Months Ended September 30, 2026
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$(242,377)	$(226,528)	$(468,905)
Net interest rate swaptions	20,230	877	21,107
Futures (1)	623,002	1,002,431	1,625,433
Purchase commitments	—	(17,009)	(17,009)
Total			$1,160,626

(1) For the nine months ended September 30, 2026, includes $6.7 million of realized gain and ($26.6) million of unrealized loss related to interest rate futures and options other than treasury futures.

Nine Months Ended September 30, 2025
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$91,391	$32,381	$123,772
Net interest rate swaptions	(9,230)	—	(9,230)
Futures (1)	(314,896)	(321,352)	(636,248)
Purchase commitments	—	7,173	7,173
Total			$(514,533)

(1) For the nine months ended September 30, 2025, includes $13.0 million of realized gain and $0.1 million of unrealized gain related to interest rate futures and options other than treasury futures.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features were in a net asset position at September 30, 2026.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
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
The following tables present the estimated fair values of financial instruments and MSR measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025. There were no transfers between levels of the fair value hierarchy during the periods presented.

September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$85,294,151	$—	$85,294,151
Credit risk transfer securities	—	69	—	69
Non-Agency mortgage-backed securities	—	1,603,526	—	1,603,526
Loans
Residential mortgage loans	—	6,869,820	—	6,869,820
Mortgage servicing rights	—	—	4,199,823	4,199,823
Interests in MSR	—	—	110,350	110,350
Assets transferred or pledged to securitization vehicles	—	42,459,566	—	42,459,566
Derivative assets
Interest rate swaps	—	71,477	—	71,477
Other derivatives	1,096,150	37,185	—	1,133,335
Total assets	$1,096,150	$136,335,794	$4,310,173	$141,742,117
Liabilities
Debt issued by securitization vehicles	$—	$38,380,269	$—	$38,380,269
Participations issued	—	2,200,562	—	2,200,562
Derivative liabilities
Other derivatives	29,297	273,477	—	302,774
Total liabilities	$29,297	$40,854,308	$—	$40,883,605

December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$89,628,654	$—	$89,628,654
Credit risk transfer securities	—	213,800	—	213,800
Non-Agency mortgage-backed securities	—	1,445,176	—	1,445,176
Loans
Residential mortgage loans	—	5,020,784	—	5,020,784
Mortgage servicing rights	—	—	3,645,865	3,645,865
Interests in MSR	—	—	28,626	28,626
Assets transferred or pledged to securitization vehicles	—	32,067,433	—	32,067,433
Derivative assets
Interest rate swaps	—	7,372	—	7,372
Other derivatives	71,065	37,096	—	108,161
Total assets	$71,065	$128,420,315	$3,674,491	$132,165,871
Liabilities
Debt issued by securitization vehicles	$—	$28,918,753	$—	$28,918,753
Participations issued	—	1,932,655	—	1,932,655
U.S. Treasury securities sold, not yet purchased	2,396,724	—	—	2,396,724
Derivative liabilities
Interest rate swaps	—	16,385	—	16,385
Other derivatives	6,644	30,726	—	37,370
Total liabilities	$2,403,368	$30,898,519	$—	$33,301,887

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

Unobservable Input (1)	Range (Weighted Average) (2)
	September 30, 2026	December 31, 2025
Discount rate	7.3% - 10.8% (8.7%)	4.7% - 12.0% (7.9%)
Prepayment rate	4.2% - 11.9% (5.0%)	4.6% - 22.8% (5.8%)
Delinquency rate	0.2% - 4.8% (1.2%)	0.2% - 3.7% (1.1%)
Cost to service	$68 - $93 ($80)	$68 - $93 ($82)
(1) Represents rates, estimates and assumptions that the Company believes would be used by market participants when valuing these assets.
(2) Weighted average discount rate computed based on the fair value of MSR, weighted average prepayment rate, delinquency rate and cost to service based on unpaid principal balances of loans underlying the MSR.

The following table summarizes the estimated fair values for financial assets and liabilities that are not carried at fair value at September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets	(dollars in thousands)
Reverse repurchase agreements	$32,425	$32,425	$34,389	$34,389
Financial liabilities
Repurchase agreements	$85,525,065	$85,525,065	$81,865,723	$81,865,723
Other secured financing	1,125,000	1,125,000	1,075,000	1,075,000

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table presents the activity of finite lived intangible assets for the nine months ended September 30, 2026.

Intangible Assets, net
(dollars in thousands)
Beginning balance January 1, 2026	$6,726
Less: amortization expense	(2,018)
Ending balance September 30, 2026	$4,708

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
The Company had outstanding $85.5 billion and $81.9 billion of repurchase agreements with weighted average remaining maturities of 30 days and 35 days and weighted average rates of 4.08% and 4.02% at September 30, 2026 and December 31, 2025, respectively. In connection with its residential mortgage loans, the Company had select arrangements with counterparties to enter into repurchase agreements for $6.1 billion with remaining capacity of $2.6 billion at September 30, 2026.
At September 30, 2026 and December 31, 2025, the repurchase agreements had the following remaining maturities and collateral types:

September 30, 2026
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Total Repurchase Agreements
	(dollars in thousands)
1 day	$34,850,000	$—	$—	$—	$34,850,000
2 to 29 days	21,823,845	—	1,238,085	—	23,061,930
30 to 59 days	19,977,200	—	835,742	159,512	20,972,454
60 to 89 days	3,055,570	—	504,509	707,118	4,267,197
90 to 119 days	—	—	101,525	551,427	652,952
Over 119 days (1)	17,748	—	892,713	2,010,071	2,920,532
Total	$79,724,363	$—	$3,572,574	$3,428,128	$86,725,065
Amounts offset in accordance with netting arrangements					(1,200,000)
Net amounts of Repurchase agreements as presented in the Consolidated Statements of Financial Condition					$85,525,065

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

December 31, 2025
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Total Repurchase Agreements
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—
2 to 29 days	43,487,076	96,162	1,371,672	—	44,954,910
30 to 59 days	31,834,906	—	376,364	519,921	32,731,191
60 to 89 days	3,969,641	—	655,204	—	4,624,845
90 to 119 days	—	—	18,763	165,305	184,068
Over 119 days (1)	—	—	275,341	1,532,712	1,808,053
Total	$79,291,623	$96,162	$2,697,344	$2,217,938	$84,303,067
Amounts offset in accordance with netting arrangements					(2,437,344)
Net amounts of Repurchase agreements as presented in the Consolidated Statements of Financial Condition					$81,865,723

(1) Less than 1% of repurchase agreements had a remaining maturity over 1 year at September 30, 2026 and December 31, 2025.
The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition at September 30, 2026 and December 31, 2025. Refer to the “Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

	September 30, 2026		December 31, 2025
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross amounts	$1,232,425	$86,725,065	$2,471,733	$84,303,067
Amounts offset	(1,200,000)	(1,200,000)	(2,437,344)	(2,437,344)
Netted amounts	$32,425	$85,525,065	$34,389	$81,865,723

The fair value of collateral received in connection with reverse repurchase agreements as of September 30, 2026 was $1.2 billion, of which the Company sold $0.0 million. The fair value of collateral received in connection with reverse repurchase agreements as of December 31, 2025 was $2.5 billion, of which the Company sold $2.4 billion. The amount of collateral sold is reported at fair value in the Company’s Consolidated Statements of Financial Condition as U.S. Treasury securities sold, not yet purchased.
Other Secured Financing - As of September 30, 2026, the Company had $2.3 billion in total committed credit facilities to finance a portion of its MSR portfolio. Outstanding borrowings under these facilities as of September 30, 2026 totaled $1.1 billion with maturities ranging between three months to one year. As of December 31, 2025, the Company had $2.2 billion in total committed credit facilities to finance a portion of its MSR portfolio. Outstanding borrowings under these facilities as of December 31, 2025 totaled $1.1 billion with maturities ranging between one to two years. The weighted average interest rate of the borrowings was 6.35% and 6.44% as of September 30, 2026 and December 31, 2025, respectively. Borrowings are reported in Other secured financing in the Company’s Consolidated Statements of Financial Condition.
Investments pledged as collateral under secured financing arrangements and interest rate swaps, excluding residential mortgage loans of consolidated VIEs, had an estimated fair value and accrued interest of $89.6 billion and $448.3 million, respectively, at September 30, 2026 and $89.0 billion and $404.1 million, respectively, at December 31, 2025.

13. CAPITAL STOCK

(A)    Common Stock
The following table provides a summary of the Company’s common shares authorized, and issued and outstanding at September 30, 2026 and December 31, 2025.

	Shares authorized		Shares issued and outstanding
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	Par Value
Common stock	1,456,750,000	1,456,750,000	784,673,349	706,972,452	$0.01

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

In January 2025, the Company announced that its Board authorized the repurchase of up to $1.5 billion of its outstanding shares of common stock through December 31, 2029 (the “Common Stock Repurchase Program”). During the three and nine months ended September 30, 2026 and 2025, no shares were repurchased under the Common Stock Repurchase Program.
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

During the three and nine months ended September 30, 2026, under the at-the-market sales program, the Company issued 34.1 million and 76.7 million shares for proceeds of $757.7 million and $1.7 billion, respectively, each net of commissions and fees. During the three and nine months ended September 30, 2025, under the at-the-market sales program, the Company issued 39.0 million and 102.0 million shares for proceeds of $823.3 million and $2.1 billion, respectively, each net of commissions and fees.

(B)    Preferred Stock
The following is a summary of the Company’s cumulative redeemable preferred stock outstanding at September 30, 2026 and December 31, 2025. In the event of a liquidation or dissolution of the Company, the Company’s then outstanding preferred stock takes precedence over the Company’s common stock with respect to payment of dividends and the distribution of assets.

	Shares Authorized		Shares Issued And Outstanding		Carrying Value		Contractual Rate	Earliest Redemption Date (1)	Effective Date of Floating Rate Dividend Period	Floating Annual Rate (2)
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Fixed-rate		(dollars in thousands)
Series J	11,500,000	11,500,000	11,000,000	11,000,000	$265,911	$265,911	8.875%	9/30/2030	NA	NA
Fixed-to-floating rate
Series F	28,800,000	28,800,000	28,800,000	28,800,000	696,910	696,910	6.95%	9/30/2022	9/30/2022	3M Term SOFR + 4.993%
Series G	17,000,000	17,000,000	17,000,000	17,000,000	411,335	411,335	6.50%	3/31/2023	3/31/2023	3M Term SOFR + 4.172%
Series I	17,700,000	17,700,000	17,700,000	17,700,000	428,324	428,324	6.75%	6/30/2024	6/30/2024	3M Term SOFR + 4.989%
Subtotal	63,500,000	63,500,000	63,500,000	63,500,000	$1,536,569	$1,536,569
Total	75,000,000	75,000,000	74,500,000	74,500,000	$1,802,480	$1,802,480

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

Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus accrued and unpaid dividends through their redemption date. Through September 30, 2026, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The Series F Fixed-to-Floating Rate Cumulative Preferred Stock, Series G Fixed-to-Floating Rate Cumulative Preferred Stock, Series I Fixed-to-Floating Rate Cumulative Preferred Stock and Series J Fixed-Rate Cumulative Preferred Stock rank senior to the common stock of the Company.
On December 31, 2024, the Board approved a repurchase plan for all of the Company’s existing outstanding Fixed-to-Floating Rate Preferred Stock (as defined below) (the “Preferred Stock Repurchase Program”). Under the terms of the Preferred Stock Repurchase Program, the Company is authorized to repurchase up to an aggregate of 63,500,000 shares of Fixed-to-Floating Rate Preferred Stock, comprised of up to (i) 28,800,000 shares of its 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), (ii) 17,000,000 shares of its 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series G Preferred Stock”), and (iii) 17,700,000 shares of its 6.75% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”, and together with Series F Preferred Stock and Series G Preferred Stock, the “Fixed-to-Floating Rate Preferred Stock”). The aggregate liquidation value of the Fixed-to-Floating Rate Preferred Stock that may be repurchased by the Company pursuant to the Preferred Stock Repurchase Program, as of September 30, 2026, was approximately $1.6 billion.
The Preferred Stock Repurchase Program became effective on January 1, 2025 and will expire on December 31, 2029. During the three and nine months ended September 30, 2026 and 2025, no shares were repurchased under the Preferred Stock Repurchase Program.

(C)    Distributions to Stockholders
The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(dollars in thousands, except per share data)
Dividends and dividend equivalents declared on common stock and share-based awards	$591,809	$479,660	$1,671,980	$1,355,722
Distributions declared per common share	$0.75	$0.70	$2.20	$2.10
Distributions paid to common stockholders after period end	$588,505	$476,737	$588,505	$476,737
Distributions paid per common share after period end	$0.75	$0.70	$0.75	$0.70
Date of distributions paid to common stockholders after period end	October 30, 2026	October 31, 2025	October 30, 2026	October 31, 2025
Dividends declared to series F preferred stockholders	$16,176	$17,190	$48,362	$51,637
Dividends declared per share of series F preferred stock	$0.562	$0.597	$1.679	$1.793
Dividends declared to series G preferred stockholders	$8,869	$9,481	$26,219	$28,172
Dividends declared per share of series G preferred stock	$0.522	$0.558	$1.542	$1.657
Dividends declared to series I preferred stockholders	$10,158	$10,795	$30,039	$32,074
Dividends declared per share of series I preferred stock	$0.574	$0.610	$1.697	$1.812
Dividends declared to series J preferred stockholders	$6,102	$—	$18,373	$—
Dividends declared per share of series J preferred stock	$0.555	$—	$1.670	$—

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

The following table presents the components of the Company’s interest income and interest expense for the three and nine months ended September 30, 2026 and 2025.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest income	(dollars in thousands)
Agency securities	$1,189,061	$949,511	$3,368,196	$2,645,630
Residential credit securities	29,364	33,462	91,465	110,522
Residential mortgage loans (1)	738,556	505,527	2,009,400	1,399,541
Commercial investment portfolio	244	—	6,530	1,218
Reverse repurchase agreements	13,200	43,997	31,962	111,587
Total interest income	$1,970,425	$1,532,497	$5,507,553	$4,268,498
Interest expense
Repurchase agreements	$887,648	$852,175	$2,567,146	$2,388,876
Debt issued by securitization vehicles	502,096	349,959	1,339,121	945,934
Participations issued	37,069	28,651	108,524	86,433
U.S. Treasury securities sold, not yet purchased	—	25,962	8,266	78,334
Total interest expense	$1,426,813	$1,256,747	$4,023,057	$3,499,577
Net interest income	$543,612	$275,750	$1,484,496	$768,921

(1) Includes assets transferred or pledged to securitization vehicles.

15. NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the three and nine months ended September 30, 2026 and 2025.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(dollars in thousands, except per share data)
Net income (loss)	$(1,000,698)	$843,063	$117,590	$1,033,739
Net income (loss) attributable to noncontrolling interests	1,061	10,618	14,024	19,971
Net income (loss) attributable to Annaly	(1,001,759)	832,445	103,566	1,013,768
Dividends on preferred stock (1)	41,305	41,127	122,993	115,544
Net income (loss) available (related) to common stockholders	$(1,043,064)	$791,318	$(19,427)	$898,224
Weighted average shares of common stock outstanding-basic	764,359,434	656,335,974	742,107,269	621,484,893
Add: Effect of stock awards, if dilutive	—	1,520,453	—	1,283,588
Weighted average shares of common stock outstanding-diluted	764,359,434	657,856,427	742,107,269	622,768,481
Net income (loss) per share available (related) to common share
Basic	$(1.36)	$1.21	$(0.03)	$1.45
Diluted	$(1.36)	$1.20	$(0.03)	$1.44

The computations of diluted net income (loss) per share available (related) to common share for the three and nine months ended September 30, 2026 exclude 3.7 million shares and 3.8 million shares, respectively, and for the three and nine months ended September 30, 2025 exclude approximately 1 thousand shares and 0 shares, respectively, of potentially dilutive restricted stock units and performance stock units because their effect would have been anti-dilutive.

16. INCOME TAXES

For the three months ended September 30, 2026, the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company will not incur federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements that relate to, among other things, assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company distributes such shortfall within the next year as permitted by the Code.
The Company and certain of its direct and indirect subsidiaries, including Annaly TRS, Inc. and certain subsidiaries of joint ventures, have made separate joint elections to treat these subsidiaries as TRSs. As such, each of these TRSs is taxable as a domestic C corporation and subject to federal, state and local income taxes based upon their taxable income.
The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. As of September 30, 2026, the Company does not have any unrecognized tax benefits that would affect its financial position. Thus, no accruals for penalties and interest were deemed necessary at September 30, 2026 and December 31, 2025.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
During the three and nine months ended September 30, 2026, the Company recorded $16.3 million and $21.7 million, respectively, of income tax expense attributable to its TRSs. During the three and nine months ended September 30, 2025, the Company recorded ($7.8) million and $0.9 million, respectively, of income tax expense/(benefit) attributable to its TRSs. Income tax expense (benefit) consists of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(dollars in thousands)		(dollars in thousands)
Current Tax Expense (Benefit)
Federal	$3,715	$20	$4,554	$20
State and local	459	—	563	13
Total current income tax expense (benefit)	$4,174	$20	$5,117	$33
Deferred Tax Expense (Benefit)
Federal	$11,104	$(6,862)	$15,155	$745
State and local	1,057	(981)	1,443	106
Total deferred income tax expense (benefit)	$12,161	$(7,843)	$16,598	$851
Total income tax expense (benefit)	$16,335	$(7,823)	$21,715	$884

The difference between the Company's reported income tax provision and the U.S. federal statutory rate of 21.0% is as follows:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2026		September 30, 2025	September 30, 2026		September 30, 2025
	(dollars in thousands)	(percentage)		(dollars in thousands)	(percentage)
Statutory federal income tax rate	$(206,716)	21.0%	21.0%	$29,254	21.0%	21.0%
Non-taxable REIT income	211,621	(21.5%)	(22.6%)	20,672	14.8%	(20.7%)
State and local taxes, net of federal income tax effect (1)	1,398	(0.1%)	3.0%	1,888	1.4%	3.0%
VIE and Other	9,501	(1.0%)	(2.4%)	(29,188)	(20.9%)	(3.2%)
TRS Permanent Differences	531	(0.1%)	—%	(911)	(0.7%)	—%
Change in valuation allowance	—	—%	—%	—	—%	—%
Total provision	$16,335	(1.7%)	(1.0%)	$21,715	15.6%	0.1%

(1) State and local taxes in New York made up the majority (greater than 50 percent) of the tax effect in this category.

During the three and nine months ended September 30, 2026, the amount of cash income taxes paid by the Company (net of refunds) consists of the following:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2026	September 30, 2026
	(dollars in thousands)
Federal	$—	$550
State and local	256	1,132
Total income taxes paid (net of refunds)	$256	$1,682

As of September 30, 2026, the Company recorded a net deferred tax asset of $110.9 million resulting primarily from net operating loss carryforwards, securitization gains, and unrealized losses on residential mortgage loans and interest rate swaps, and a net deferred tax liability of $189.6 million resulting primarily from unrealized gains on MSR, which is included in Other assets and Other liabilities, respectively, in the Consolidated Statements of Financial Condition. As of September 30, 2026, no valuation allowance was established.
As of September 30, 2026, the Company's TRSs had approximately $19.9 million of net operating loss carryforwards for federal income tax purposes which may be available to offset future taxable income, including approximately $7.7 million of

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
net operating loss carryforwards that are subject to an annual limitation under Internal Revenue Code Section 382 and $12.2 million that can be carried forward indefinitely.

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
The following tables present the reportable operating segments related to the Company’s results of operations for the three and nine months ended September 30, 2026 and 2025:

Three Months Ended September 30, 2026
	Agency	Residential Credit	MSR	Corporate & Other	Consolidated
	(dollars in thousands)
Interest income	$1,201,685	$768,740	$—	$—	$1,970,425
Interest expense	796,920	629,893	—	—	1,426,813
Net interest income	404,765	138,847	—	—	543,612
Servicing and related income	—	—	173,096	—	173,096
Servicing and related expense	—	—	17,087	—	17,087
Net servicing income	—	—	156,009	—	156,009
Other income (loss)	(1,588,349)	44,215	(85,964)	(680)	(1,630,778)
Less: Total general and administrative expenses	17,356	19,051	9,927	6,872	53,206
Income (loss) before income taxes	(1,200,940)	164,011	60,118	(7,552)	(984,363)
Income taxes	124	(4,358)	20,564	5	16,335
Net income (loss)	(1,201,064)	168,369	39,554	(7,557)	(1,000,698)
Less: Net income (loss) attributable to noncontrolling interest	—	1,061	—	—	1,061
Net income (loss) attributable to Annaly	(1,201,064)	167,308	39,554	(7,557)	(1,001,759)
Dividends on preferred stock	—	—	—	41,305	41,305
Net income (loss) available (related) to common stockholders	(1,201,064)	167,308	39,554	(48,862)	(1,043,064)
Unrealized gains (losses) on available-for-sale securities	(250,449)	—	—	—	(250,449)
Reclassification adjustment for net (gains) losses included in net income (loss)	11,657	—	—	—	11,657
Other comprehensive income (loss)	(238,792)	—	—	—	(238,792)
Comprehensive income (loss)	(1,439,856)	168,369	39,554	(7,557)	(1,239,490)
Comprehensive income (loss) attributable to noncontrolling interests	—	1,061	—	—	1,061
Comprehensive income (loss) attributable to Annaly	$(1,439,856)	$167,308	$39,554	$(7,557)	$(1,240,551)
Noncash investing and financing activities:
Receivable for unsettled trades	673,585	—	31,575	—	705,160
Payable for unsettled trades	1,018,737	15,253	74,216	—	1,108,206
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	(238,792)	—	—	—	(238,792)
Dividends declared, not yet paid	—	—	—	588,505	588,505
Total assets
Total assets	$89,318,167	$51,845,687	$4,951,188	$32,432	$146,147,474

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Three Months Ended September 30, 2025
	Agency	Residential Credit	MSR	Corporate & Other	Consolidated
	(dollars in thousands)
Interest income	$992,588	$539,909	$—	$—	$1,532,497
Interest expense	811,177	445,570	—	—	1,256,747
Net interest income	181,411	94,339	—	—	275,750
Servicing and related income	—	—	141,356	—	141,356
Servicing and related expense	—	—	15,104	—	15,104
Net servicing income	—	—	126,252	—	126,252
Other income (loss)	495,445	32,343	(45,910)	1,700	483,578
Less: Total general and administrative expenses	17,827	16,755	9,423	6,335	50,340
Income (loss) before income taxes	659,029	109,927	70,919	(4,635)	835,240
Income taxes	(281)	(7,158)	(341)	(43)	(7,823)
Net income (loss)	659,310	117,085	71,260	(4,592)	843,063
Less: Net income (loss) attributable to noncontrolling interest	—	10,618	—	—	10,618
Net income (loss) attributable to Annaly	659,310	106,467	71,260	(4,592)	832,445
Dividends on preferred stock	—	—	—	41,127	41,127
Net income (loss) available (related) to common stockholders	659,310	106,467	71,260	(45,719)	791,318
Unrealized gains (losses) on available-for-sale securities	113,281	—	—	—	113,281
Reclassification adjustment for net (gains) losses included in net income (loss)	2,378	—	—	—	2,378
Other comprehensive income (loss)	115,659	—	—	—	115,659
Comprehensive income (loss)	774,969	117,085	71,260	(4,592)	958,722
Comprehensive income (loss) attributable to noncontrolling interests	—	10,618	—	—	10,618
Comprehensive income (loss) attributable to Annaly	$774,969	$106,467	$71,260	$(4,592)	$948,104
Noncash investing and financing activities:
Receivable for unsettled trades	179,767	—	6,149	—	185,916
Payable for unsettled trades	2,497,495	22,067	84,716	—	2,604,278
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	115,659	—	—	—	115,659
Dividends declared, not yet paid	—	—	—	476,737	476,737
Total assets
Total assets	$85,802,242	$35,811,143	$4,147,960	$100,227	$125,861,572

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Nine Months Ended September 30, 2026
	Agency	Residential Credit	MSR	Corporate & Other	Consolidated
	(dollars in thousands)
Interest income	$3,398,215	$2,109,338	$—	$—	$5,507,553
Interest expense	2,317,623	1,705,434	—	—	4,023,057
Net interest income	1,080,592	403,904	—	—	1,484,496
Servicing and related income	—	—	507,288	—	507,288
Servicing and related expense	—	—	51,502	—	51,502
Net servicing income	—	—	455,786	—	455,786
Other income (loss)	(1,683,941)	222,991	(173,993)	(2,075)	(1,637,018)
Less: Total general and administrative expenses	54,446	56,565	31,032	21,916	163,959
Income (loss) before income taxes	(657,795)	570,330	250,761	(23,991)	139,305
Income taxes	1,787	(8,039)	27,964	3	21,715
Net income (loss)	(659,582)	578,369	222,797	(23,994)	117,590
Less: Net income (loss) attributable to noncontrolling interest	—	14,024	—	—	14,024
Net income (loss) attributable to Annaly	(659,582)	564,345	222,797	(23,994)	103,566
Dividends on preferred stock	—	—	—	122,993	122,993
Net income (loss) available (related) to common stockholders	(659,582)	564,345	222,797	(146,987)	(19,427)
Unrealized gains (losses) on available-for-sale securities	(318,897)	—	—	—	(318,897)
Reclassification adjustment for net (gains) losses included in net income (loss)	11,657	—	—	—	11,657
Other comprehensive income (loss)	(307,240)	—	—	—	(307,240)
Comprehensive income (loss)	(966,822)	578,369	222,797	(23,994)	(189,650)
Comprehensive income (loss) attributable to noncontrolling interests	—	14,024	—	—	14,024
Comprehensive income (loss) attributable to Annaly	$(966,822)	$564,345	$222,797	$(23,994)	$(203,674)
Noncash investing and financing activities:
Receivable for unsettled trades	673,585	—	31,575	—	705,160
Payable for unsettled trades	1,018,737	15,253	74,216	—	1,108,206
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	(307,240)	—	—	—	(307,240)
Dividends declared, not yet paid	—	—	—	588,505	588,505
Total assets
Total assets	$89,318,167	$51,845,687	$4,951,188	$32,432	$146,147,474

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Nine Months Ended September 30, 2025
	Agency	Residential Credit	MSR	Corporate & Other	Consolidated
	(dollars in thousands)
Interest income	$2,755,055	$1,512,225	$—	$1,218	$4,268,498
Interest expense	2,260,746	1,237,966	—	865	3,499,577
Net interest income	494,309	274,259	—	353	768,921
Servicing and related income	—	—	423,461	—	423,461
Servicing and related expense	—	—	43,788	—	43,788
Net servicing income	—	—	379,673	—	379,673
Other income (loss)	75,668	44,240	(88,243)	2,786	34,451
Less: Total general and administrative expenses	51,694	48,178	28,059	20,491	148,422
Income (loss) before income taxes	518,283	270,321	263,371	(17,352)	1,034,623
Income taxes	(121)	(15,899)	17,002	(98)	884
Net income (loss)	518,404	286,220	246,369	(17,254)	1,033,739
Less: Net income (loss) attributable to noncontrolling interest	—	19,971	—	—	19,971
Net income (loss) attributable to Annaly	518,404	266,249	246,369	(17,254)	1,013,768
Dividends on preferred stock	—	—	—	115,544	115,544
Net income (loss) available (related) to common stockholders	518,404	266,249	246,369	(132,798)	898,224
Unrealized gains (losses) on available-for-sale securities	311,717	—	—	—	311,717
Reclassification adjustment for net (gains) losses included in net income (loss)	81,578	—	—	—	81,578
Other comprehensive income (loss)	393,295	—	—	—	393,295
Comprehensive income (loss)	911,699	286,220	246,369	(17,254)	1,427,034
Comprehensive income (loss) attributable to noncontrolling interests	—	19,971	—	—	19,971
Comprehensive income (loss) attributable to Annaly	$911,699	$266,249	$246,369	$(17,254)	$1,407,063
Noncash investing and financing activities:
Receivable for unsettled trades	179,767	—	6,149	—	185,916
Payable for unsettled trades	2,497,495	22,067	84,716	—	2,604,278
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	393,295	—	—	—	393,295
Dividends declared, not yet paid	—	—	—	476,737	476,737
Total assets
Total assets	$85,802,242	$35,811,143	$4,147,960	$100,227	$125,861,572

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
Operational risk may arise from internal or external sources including human error, fraud, systems issues, process change, vendors, business interruptions and other external events. We manage operational risk through a variety of tools including processes, policies and procedures that cover topics such as system controls, business continuity, personal conduct, information technology, cybersecurity, vendor management and monitoring, which includes the use of key risk indicators. The Company depends on third party service providers to perform various business processes related to its operations, including mortgage loan servicers and sub-servicers. The Company’s vendor management policy establishes procedures for engaging, onboarding and monitoring the performance of third party vendors. For mortgage loan servicers and sub-servicers, these procedures include assessing a vendor’s financial health as well as oversight of its compliance with applicable laws and regulations, cybersecurity and business continuity programs and security of personal information.

19. LEASE COMMITMENTS AND CONTINGENCIES

The Company’s operating leases are primarily comprised of corporate office leases with remaining lease terms of approximately nine years and sixteen years. The corporate office leases include options to extend for up to five years, however the extension terms were not included in the operating lease liability calculation. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The lease cost for the three and nine months ended September 30, 2026 was $0.9 million and $2.7 million, respectively. The lease cost for the three and nine months ended September 30, 2025 was $1.5 million and $4.2 million, respectively.

Supplemental information related to leases as of and for the nine months ended September 30, 2026 was as follows:

Operating Leases	Classification	September 30, 2026
Assets	(dollars in thousands)
Operating lease right-of-use assets	Other assets	$27,514
Liabilities
Operating lease liabilities (1)	Other liabilities	$36,676
Lease term and discount rate
Weighted average remaining lease term		15.3 years
Weighted average discount rate (1)		7.0%
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$195
(1) For the Company’s leases that do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

The following table provides details related to maturities of lease liabilities:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Maturity of Lease Liabilities
Years ending December 31,	(dollars in thousands)
2026 (remaining)	$112
2027	2,795
2028	4,069
2029	4,410
2030	4,424
Later years	51,179
Total lease payments	$66,989
Less: imputed interest	30,313
Present value of lease liabilities	$36,676

Contingencies
From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies at September 30, 2026 and December 31, 2025.

20. SUBSEQUENT EVENTS

On October 1, 2026, the Company redeemed all 17,700,000 shares of issued and outstanding Series I Preferred Stock, par value $0.01 per share, at $25.00 per share, or approximately $443 million in aggregate, plus accrued and unpaid dividends to, but excluding, the redemption date. On October 2, 2026, the Company filed Articles Supplementary (the “Articles Supplementary”) with the State Department of Assessments and Taxation of Maryland which, effective October 2, 2026, reclassified and redesignated all 17,700,000 of its recently redeemed shares of Series I Preferred Stock as shares of common stock, par value $0.01 per share. As of October 2, 2026, no shares of Series I Preferred Stock were authorized, issued and outstanding.
In October 2026, the Company completed and closed four securitizations of residential mortgage loans, OBX 2026-HE3, with a face value of $348.6 million, OBX 2026-NQM15, with a face value of $758.0 million, OBX 2026-J3, with a face value of $391.5 million, and OBX 2026-NQM16, with a face value of $750.1 million. These securitizations represent financing transactions which provided and continue to provide non-recourse financing to the Company collateralized by residential mortgage loans purchased by the Company.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

INDEX TO ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Page
Overview	40
Business Environment	40
Economic Environment	41
Results of Operations	42
Net Income (Loss) Summary	43
Non-GAAP Financial Measures	45
Earnings Available for Distribution, Earnings Available for Distribution Attributable to Common Stockholders, Earnings Available for Distribution Per Average Common Share and Annualized EAD Return on Average Equity	45
Premium Amortization Expense	47
Economic Leverage and Economic Capital Ratios	47
Interest Income (excluding PAA), Economic Interest Expense and Economic Net Interest Income (excluding PAA)	48
Experienced and Projected Long-term CPR	49
Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA), Net Interest Margin (excluding PAA), and Average Economic Cost of Interest Bearing Liabilities	50
Economic Interest Expense and Average Economic Cost of Interest Bearing Liabilities	51
Other Income (Loss)	52
General and Administrative Expenses	54
Return on Average Equity	54
Unrealized Gains and Losses - Available-for-Sale Investments	55
Financial Condition	55
Residential Securities	56
Contractual Obligations	58
Commitments and Contractual Obligations with Unconsolidated Entities	59
Capital Management	59
Stockholders’ Equity	59
Capital Stock	59
Leverage and Capital	60
Risk Management	61
Risk Appetite	61
Governance	61
Description of Risks	62
Liquidity and Funding Risk Management	62
Funding	63
Excess Liquidity	64
Maturity Profile and Interest Rate Sensitivity	65
Stress Testing	66
Liquidity Management Policies	66
Investment/Market Risk Management	67
Credit Risk Management	68
Counterparty Risk Management	68
Operational Risk Management	69
Compliance, Regulatory and Legal Risk Management	70
Critical Accounting Estimates	71
Valuation of Financial Instruments	71
Residential Securities	71
Residential Mortgage Loans	71
MSR	72
Interest Rate Swaps	72
Revenue Recognition	72
Consolidation of Variable Interest Entities	72
Use of Estimates	73
Glossary of Terms	74

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

Business Environment
The third quarter of 2026 (“Q3 2026”) was characterized by continued strong U.S. economic growth, supported by consumer spending and investment related to artificial intelligence (“AI”). Inflation remained firm, driven by the geopolitical turmoil induced rise in energy prices and their spillover into other areas, such as transportation costs. The investment boom to construct data centers and related AI infrastructure has also led to price increases in computing equipment. The 10-year Treasury yield rose 82 basis points (“bps”) during the quarter to multi-decade highs as the Federal Reserve (the “Fed”) delivered its first rate hike since 2023, with markets pricing in another 80 bps of hikes over the next year. Other pressures on interest rates included sovereign debt concerns across developed market economies, AI-related corporate bond issuance, and a higher estimate of the neutral rate. Given the pressures in interest rates, implied volatility rose. For example, the 3-month 10-year implied volatility ended the quarter at 6.3 bps per day and Agency mortgage-backed security (“MBS”) spreads widened. Mortgage rates reached 7.4%, a level seen only briefly in 2023, potentially suggesting affordability and borrower lock-in should continue to constrain housing activity. Weaker housing demand may pressure home prices going forward, although supply and demand in the housing market remain generally in balance and borrower credit characteristics and underwriting are sound.
In this environment, Annaly generated a portfolio economic return of -7.6% in Q3 2026, with earnings available for distribution (“EAD”) of $0.80 per share, once again exceeding the quarterly common stock dividend. Economic leverage ended the quarter at 5.9x, somewhat higher than at the end of the second quarter (“Q2 2026”). During the quarter, we raised in excess of $750 million of common equity through our at-the-market (“ATM”) sales program. On October 1, 2026, we redeemed all of our Series I Preferred Stock, which had an aggregate liquidation value of approximately $443 million. The redemption helps us maintain a conservative capital structure, particularly as we view balance sheet leverage as currently more attractive and we expect both repo financing to remain available and terms for residential credit and MSR warehouse lines to improve.
With regards to our Agency MBS portfolio, conservative leverage, limited interest rate risk exposure, active hedging, and ample liquidity helped us manage the portfolio opportunistically despite the challenging market environment. Our Agency portfolio decreased modestly to $91.8 billion (including TBA exposure) in market value, representing 55% of firm capital, though we added approximately $2 billion notional of Agency MBS during the quarter with activity focused on 5.5% and 6.0% coupon specified pools. This quarter’s experience also highlighted the benefits of our higher allocation to quality specified pools. On average, our specified pool holdings are over 3.5 years seasoned and carry loan balances that are less than half that of new production MBS, thus providing protection against both lower and higher interest rates. Looking at Agency MBS spreads more broadly, they currently sit at the widest levels since the tariff announcements in April 2025, offering potentially attractive returns once interest rate volatility normalizes. The technical picture for Agency MBS has remained strong, with broad-based demand from bond funds, banks, overseas investors, and the government-sponsored enterprises, while supply remained constrained by high mortgage rates and seasonal lows in origination.
As interest rates moved higher during the quarter, the duration of our assets extended, and we diligently added hedges — primarily in Treasury futures — to manage our interest rate exposure. Some of our existing swaps also matured during Q3 2026, leaving the portfolio with a balanced hedge mix between swaps and Treasuries at quarter end. The rise in rates also meant the negative convexity in our portfolio, and the universe more broadly, declined meaningfully. This should make asset durations less sensitive to further changes in interest rates, requiring less hedge rebalancing going forward. Overall, we are constructive with regards to our duration position as current higher yields are fundamentally attractive.
Our Residential Credit portfolio ended the quarter at $10.4 billion in market value, roughly unchanged quarter-over-quarter, and represented 23% of firm capital. “AAA” Non-QM spreads ended Q3 2026 approximately 10 bps wider and widened another 10 bps after quarter-end. The private-label market remained resilient, with 2026 securitization volume expected to set a post-Global Financial Crisis record. Our Onslow Bay correspondent channel produced $7.0 billion of interest rate locks and a record $5.8 billion of fundings during the quarter. Despite the growing volumes, we continued to lead with credit quality, as evidenced by the quarter-end locked pipeline reflecting a weighted average FICO score of 766 and a weighted average combined loan-to-value ratio of 67%. The OBX platform settled $7.4 billion of securitizations during Q3 2026 and priced another $2.2 billion in

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
October. Year-to-date, we have priced more than $21 billion across 37 transactions. Onslow Bay and OBX continued to create proprietary, high-yielding assets with disciplined credit execution.
Our MSR portfolio increased to $4.3 billion (including interests in MSR) in market value at quarter end, representing 22% of firm capital. Purchases during the quarter included one $140 million bulk package, and our flow channel volume exceeded $50 million, a quarterly record. Bulk supply increased during the quarter and is expected to remain robust through year-end. Year-to-date, we have been the largest bulk purchaser of conventional MSR, onboarding more than $40 billion in net unpaid principal balance. The portfolio valuation multiple ended the quarter at 6.15x, a modest increase quarter-over-quarter largely driven by higher interest rates and wider current coupon MBS spreads. Our differentiated MSR portfolio continues to be significantly out-of-the-money, with stable cash flows and exceptional credit quality as evidenced by key metrics in Q3 2026: the weighted average note rate was 3.32%, prepayment speeds fell to 4.8%, and serious delinquencies remained below 60 bps.

Economic Environment
Real gross domestic product (“GDP”) growth was 2.2% on a seasonally adjusted annualized rate (“SAAR”) basis in Q2 2026, roughly in line with growth in the first quarter of 2026. Consumption was very strong, rising 3.8% SAAR and contributing 2.5 percentage points to gross real GDP growth. Consumer spending was in large part driven by the wealth effect from continued stock market gains, though consumers are increasingly pressured by slowing real income growth and declining savings rates. Private non-residential investment rose 9.0% SAAR in Q2 2026 and is expected to remain robust given capital expenditures related to the AI buildout.
Inflation readings remained elevated with the October Consumer Price Index (“CPI”) release coming in much firmer than expected, driven by rising energy costs and the related spillover into transportation costs. Headline CPI rose to 3.7% year-over-year, and core CPI rose to 2.6% year-over-year, keeping inflation anchored above the Fed’s inflation target.
The labor market remained stable. According to the Bureau of Labor Statistics, non-farm payrolls rose by 29,000 in September, bringing net job creation to 152,000 for the third quarter, down from a revised 242,000 in the second quarter but well above the 29,000 added per quarter in 2025. The unemployment rate remained at 4.2%, a reading that suggests that despite the slower hiring, the labor market remains near full employment. The labor force participation rate improved to 61.8%, better than the second quarter but well below historical averages. Wage growth, as measured by the year-over-year change in average hourly earnings, was 3.0%, essentially the slowest reading since 2019.
U.S. interest rates repriced sharply in Q3 2026 given several factors, including renewed hikes by the Fed, strong issuance of public and private sector debt across developed market economies, and stubbornly elevated inflation readings. Combined with strong performance of the economy, Fed officials and market participants are questioning whether current policy rates are high enough to restrict economic activity, implying monetary policy tightening is likely to continue in coming months. Treasury yields rose across the yield curve, with long-term yields reaching their highest level in 20 years. Rate volatility rose sharply in September to levels last seen in 2023.
The following table presents interest rates and spreads at each date presented:

	September 30, 2026	June 30, 2026	September 30, 2025
30-Year mortgage current coupon	6.44%	5.41%	5.20%
Mortgage basis	116 bps	94 bps	105 bps
10-Year U.S. Treasury rate	5.28%	4.47%	4.15%
OIS SOFR Swaps
1-Month	3.90%	3.66%	4.13%
6-Month	4.21%	3.87%	3.83%

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Net Income (Loss) Summary
The following table presents financial information related to our results of operations as of and for the three and nine months ended September 30, 2026 and 2025.

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in thousands, except per share data)
Interest income	$1,970,425	$1,532,497	$5,507,553	$4,268,498
Interest expense	1,426,813	1,256,747	4,023,057	3,499,577
Net interest income	543,612	275,750	1,484,496	768,921
Servicing and related income	173,096	141,356	507,288	423,461
Servicing and related expense	17,087	15,104	51,502	43,788
Net servicing income	156,009	126,252	455,786	379,673
Other income (loss)	(1,630,778)	483,578	(1,637,018)	34,451
Less: Total general and administrative expenses	53,206	50,340	163,959	148,422
Income (loss) before income taxes	(984,363)	835,240	139,305	1,034,623
Income taxes	16,335	(7,823)	21,715	884
Net income (loss)	(1,000,698)	843,063	117,590	1,033,739
Less: Net income (loss) attributable to noncontrolling interests	1,061	10,618	14,024	19,971
Net income (loss) attributable to Annaly	(1,001,759)	832,445	103,566	1,013,768
Less: Dividends on preferred stock	41,305	41,127	122,993	115,544
Net income (loss) available (related) to common stockholders	$(1,043,064)	$791,318	$(19,427)	$898,224
Net income (loss) per share available (related) to common stockholders
Basic	$(1.36)	$1.21	$(0.03)	$1.45
Diluted	$(1.36)	$1.20	$(0.03)	$1.44
Weighted average number of common shares outstanding
Basic	764,359,434	656,335,974	742,107,269	621,484,893
Diluted	764,359,434	657,856,427	742,107,269	622,768,481
Other information
Investment portfolio at period-end	$140,537,305	$122,095,347	$140,537,305	$122,095,347
Average total assets	$144,944,325	$119,001,732	$141,009,020	$111,668,799
Average equity	$16,436,381	$14,235,471	$16,339,621	$13,563,101
GAAP leverage at period-end (1)	8.0:1	7.1:1	8.0:1	7.1:1
GAAP capital ratio at period-end (2)	10.9%	11.9%	10.9%	11.9%
Annualized return (loss) on average total assets	(2.76%)	2.83%	0.11%	1.23%
Annualized return (loss) on average equity (3)	(24.35%)	23.69%	0.96%	10.16%
Net interest margin (4)	1.54%	0.97%	1.47%	0.96%
Average yield on interest earning assets (5)	5.58%	5.40%	5.46%	5.34%
Average GAAP cost of interest bearing liabilities (6)	4.34%	4.73%	4.31%	4.75%
Net interest spread	1.24%	0.67%	1.15%	0.59%
Weighted average experienced CPR for the period	9.6%	8.6%	10.5%	8.1%
Weighted average projected long-term CPR at period-end	8.6%	10.4%	8.6%	10.4%
Common stock book value per share	$17.86	$19.25	$17.86	$19.25
Non-GAAP metrics *
Interest income (excluding PAA)	$1,925,907	$1,550,887	$5,466,422	$4,295,322
Economic interest expense (6)	$1,322,680	$1,051,717	$3,712,718	$2,892,293
Economic net interest income (excluding PAA)	$603,227	$499,170	$1,753,704	$1,403,029
Premium amortization adjustment cost (benefit)	$(44,518)	$18,390	$(41,131)	$26,824
Earnings available for distribution (7)	$649,140	$519,882	$1,866,695	$1,471,645
Earnings available for distribution per average common share	$0.80	$0.73	$2.35	$2.18
Annualized EAD return on average equity (excluding PAA)	15.86%	14.70%	15.29%	14.56%
Economic leverage at period-end (1)	5.9:1	5.7:1	5.9:1	5.7:1
Economic capital ratio at period-end (2)	14.2%	14.8%	14.2%	14.8%
Net interest margin (excluding PAA) (4)	1.69%	1.70%	1.72%	1.70%
Average yield on interest earning assets (excluding PAA) (5)	5.45%	5.46%	5.42%	5.37%
Average economic cost of interest bearing liabilities (6)	4.03%	3.96%	3.98%	3.93%
Net interest spread (excluding PAA)	1.42%	1.50%	1.44%	1.44%

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
(3) Annualized GAAP return (loss) on average equity annualizes realized and unrealized gains and (losses) which may not be indicative of full year performance, unannualized GAAP return (loss) on average equity is (6.09)% and 5.92% for the three months ended September 30, 2026 and 2025, respectively, and 0.72% and 7.62% for the nine months ended September 30, 2026 and 2025, respectively.
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

GAAP
Net income (loss) was ($1.0) billion, which includes $1.1 million attributable to noncontrolling interests, or ($1.36) per average basic common share, for the three months ended September 30, 2026, compared to $843.1 million, which includes $10.6 million attributable to noncontrolling interests, or $1.21 per average basic common share, for the same period in 2025. We attribute the majority of the change in net income (loss) to unfavorable changes in net gains (losses) on investments and other, partially offset by favorable changes in net gains (losses) on derivatives, net interest income, and net servicing income. Net gains (losses) on investments and other was ($4.7) billion for the three months ended September 30, 2026, compared to $561.9 million for the same period in 2025. Net gains (losses) on derivatives was $3.1 billion for the three months ended September 30, 2026 compared to ($92.3) million for the same period in 2025. Net interest income for the three months ended September 30, 2026 was $543.6 million, compared to $275.8 million for the same period in 2025. Net servicing income for the three months ended September 30, 2026 was $156.0 million, compared to $126.3 million for the same period in 2025.
Net income (loss) was $117.6 million, which includes $14.0 million attributable to noncontrolling interests, or ($0.03) per average basic common share, for the nine months ended September 30, 2026, compared to $1.0 billion, which includes $20.0 million attributable to noncontrolling interests, or $1.45 per average basic common share, for the same period in 2025. We attribute the majority of the change in net income (loss) to unfavorable changes in net gains (losses) on investments and other, partially offset by favorable changes in net gains (losses) on derivatives, net interest income, and net servicing income. Net gains (losses) on investments and other was ($5.7) billion for the nine months ended September 30, 2026, compared to $1.5 billion for the same period in 2025. Net gains on derivatives for the nine months ended September 30, 2026 was $4.0 billion, compared to ($1.5) billion for the same period in 2025. Net interest income for the nine months ended September 30, 2026 was $1.5 billion, compared to $768.9 million for the same period in 2025. Net servicing income for the nine months ended September 30, 2026 was $455.8 million, compared to $379.7 million for the same period in 2025. Refer to the section titled “Other income (loss)” located within this Item 2 for additional information related to these changes.
Non-GAAP
Earnings available for distribution were $649.1 million, or $0.80 per average common share, for the three months ended September 30, 2026, compared to $519.9 million, or $0.73 per average common share, for the same period in 2025. The change in earnings available for distribution during the three months ended September 30, 2026, compared to the same period in 2025, was primarily due to higher coupon income, resulting from higher average Agency securities and residential mortgage loan balances, lower interest expense on lower balances of U.S. Treasury securities sold, not yet purchased, and higher net servicing income on higher average balances. This change was partially offset by higher interest expense, resulting from higher average securitized debt balances, higher repurchase agreement balances despite lower average rates, a decrease in the net interest component of interest rate swaps, primarily due to lower average receive rates resulting from declines in SOFR, and lower interest income on lower reverse repurchase agreement balances and average rates.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Earnings available for distribution were $1.9 billion, or $2.35 per average common share, for the nine months ended September 30, 2026, compared to $1.5 billion, or $2.18 per average common share, for the same period in 2025. The change in earnings available for distribution during the nine months ended September 30, 2026, compared to the same period in 2025, was primarily due to higher coupon income, resulting from higher average Agency securities and residential mortgage loan balances, lower interest expense on lower balances of U.S. Treasury securities sold, not yet purchased, and higher net servicing income on higher average balances. This change was partially offset by higher interest expense, resulting from higher average securitized debt balances, higher repurchase agreement balances despite lower average rates, a decrease in the net interest component of interest rate swaps, primarily due to lower average receive rates resulting from declines in SOFR, and lower interest income on lower reverse repurchase agreement balances and average rates.
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

The following table presents a reconciliation of GAAP financial results to non-GAAP earnings available for distribution for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in thousands, except per share data)
GAAP net income (loss)	$(1,000,698)	$843,063	$117,590	$1,033,739
Adjustments to exclude reported realized and unrealized (gains) losses
Net (gains) losses on investments and other (1)	4,728,272	(560,957)	5,718,640	(1,454,781)
Net (gains) losses on derivatives (2)	(2,982,293)	284,199	(3,759,526)	2,028,046
Other adjustments
Amortization of intangibles	672	673	2,018	2,018
Non-EAD (income) loss allocated to equity method investments (3)	—	376	—	120
Transaction expenses and non-recurring items (4)	10,738	8,117	28,935	20,605
Income tax effect of non-EAD income (loss) items	13,820	(6,742)	14,052	1,616
TBA dollar roll income (5)	18,803	9,019	55,700	27,546
MSR amortization (6)	(93,570)	(72,081)	(262,032)	(203,318)
EAD attributable to noncontrolling interests	(2,086)	(4,175)	(7,551)	(10,770)
Premium amortization adjustment cost (benefit)	(44,518)	18,390	(41,131)	26,824
Earnings available for distribution *	649,140	519,882	1,866,695	1,471,645
Dividends on preferred stock	41,305	41,127	122,993	115,544
Earnings available for distribution attributable to common stockholders *	$607,835	$478,755	$1,743,702	$1,356,101
GAAP net income (loss) per average common share	$(1.36)	$1.21	$(0.03)	$1.45
Earnings available for distribution per average common share *	$0.80	$0.73	$2.35	$2.18
Annualized GAAP return (loss) on average equity (7)	(24.35%)	23.69%	0.96%	10.16%
Annualized EAD return on average equity *	15.86%	14.70%	15.29%	14.56%
* Represents a non-GAAP financial measure. Refer to the disclosure within this section above for additional information on non-GAAP financial measures.
(1) Includes write-downs or recoveries which are reported in Other, net in the Company's Consolidated Statements of Comprehensive Income (Loss).
(2) The adjustment to add back Net (gains) losses on derivatives does not include the net interest component of interest rate swaps which is reflected in earnings available for distribution. The net interest component of interest rate swaps totaled $91.8 million and $191.9 million for the three months ended September 30, 2026 and 2025, respectively, and $276.1 million and $569.1 million for the nine months ended September 30, 2026 and 2025, respectively.
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
(7) Annualized GAAP return (loss) on average equity annualizes realized and unrealized gains and (losses) which may not be indicative of full year performance, unannualized GAAP return (loss) on average equity is (6.09)% and 5.92% for the three months ended September 30, 2026 and 2025, respectively, and 0.72% and 7.62% for the nine months ended September 30, 2026 and 2025, respectively.

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
The following table illustrates the impact of the PAA on premium amortization expense for our Residential Securities portfolio for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)
Premium amortization expense	$18,422	$36,719	$138,354	$122,269
Less: PAA cost (benefit)	(44,518)	18,390	(41,131)	26,824
Premium amortization expense (excluding PAA)	$62,940	$18,329	$179,485	$95,445

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The following table presents a reconciliation of GAAP debt to economic debt for purposes of calculating our economic leverage ratio for the periods presented:

	As of
	September 30, 2026	September 30, 2025
Economic leverage ratio reconciliation	(dollars in thousands)
Repurchase agreements	$85,525,065	$75,118,963
Other secured financing	1,125,000	1,025,000
Debt issued by securitization vehicles	38,380,269	26,601,790
Participations issued	2,200,562	1,831,657
U.S. Treasury securities sold, not yet purchased	—	2,442,570
Total GAAP debt	$127,230,896	$107,019,980
Less Non-recourse debt:
Debt issued by securitization vehicles (1)	$(38,136,634)	$(26,601,790)
Participations issued	(2,200,562)	(1,831,657)
Total recourse debt	$86,893,700	$78,586,533
Plus / (Less):
Cost basis of TBA derivatives	6,710,766	3,981,439
Payable for unsettled trades	1,108,206	2,604,278
Receivable for unsettled trades	(705,160)	(185,916)
Economic debt *	$94,007,512	$84,986,334
Total equity	$15,894,386	$14,996,579
Economic leverage ratio *	5.9:1	5.7:1

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

The following table presents a reconciliation of GAAP total assets to economic total assets for purposes of calculating our economic capital ratio for the periods presented:

	As of
	September 30, 2026	September 30, 2025
Economic capital ratio reconciliation	(dollars in thousands)
Total GAAP assets	$146,147,474	$125,861,572
Less:
Gross unrealized gains on TBA derivatives (1)	(34,383)	(24,074)
Debt issued by securitization vehicles (2)	(38,136,634)	(26,601,790)
Participations issued	(2,200,562)	(1,831,657)
Plus:
Implied market value of TBA derivatives	6,488,723	3,991,915
Total economic assets *	$112,264,618	$101,395,966
Total equity	$15,894,386	$14,996,579
Economic capital ratio (3) *	14.2%	14.8%

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
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
The following tables present a reconciliation of GAAP interest income and GAAP interest expense to non-GAAP interest income (excluding PAA), economic interest expense and economic net interest income (excluding PAA), respectively, for the periods presented:
Interest Income (excluding PAA)

	GAAP Interest Income	PAA Cost (Benefit)	Interest Income (excluding PAA) *
For the three months ended	(dollars in thousands)
September 30, 2026	$1,970,425	$(44,518)	$1,925,907
September 30, 2025	$1,532,497	$18,390	$1,550,887
For the nine months ended
September 30, 2026	$5,507,553	$(41,131)	$5,466,422
September 30, 2025	$4,268,498	$26,824	$4,295,322
* Represents a non-GAAP financial measure. Refer to disclosures within this section above for additional information on non-GAAP financial measures.
Economic Interest Expense and Economic Net Interest Income (excluding PAA)

	GAAP Interest Expense	Add: Net Interest Component of Interest Rate Swaps and Net Interest on Initial Margin	Economic Interest Expense * (1)	GAAP Net Interest Income	Less: Net Interest Component of Interest Rate Swaps and Net Interest on Initial Margin	Economic Net Interest Income *	Add: PAA Cost (Benefit)	Economic Net Interest Income (excluding PAA) *
For the three months ended		(dollars in thousands)
September 30, 2026	$1,426,813	$(104,133)	$1,322,680	$543,612	$(104,133)	$647,745	$(44,518)	$603,227
September 30, 2025	$1,256,747	$(205,030)	$1,051,717	$275,750	$(205,030)	$480,780	$18,390	$499,170
For the nine months ended
September 30, 2026	$4,023,057	$(310,339)	$3,712,718	$1,484,496	$(310,339)	$1,794,835	$(41,131)	$1,753,704
September 30, 2025	$3,499,577	$(607,284)	$2,892,293	$768,921	$(607,284)	$1,376,205	$26,824	$1,403,029
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Experienced CPR (1)	Projected Long-term CPR (2)
For the three months ended
September 30, 2026	9.6%	8.6%
September 30, 2025	8.6%	10.4%
For the nine months ended
September 30, 2026	10.5%	8.6%
September 30, 2025	8.1%	10.4%
(1) For the three and nine months ended September 30, 2026 and 2025, respectively. (2) At September 30, 2026 and 2025, respectively.

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
Disclosure of these measures, which are presented below, provides investors with additional detail regarding how management evaluates our performance.
Net Interest Spread (excluding PAA)

	Average Interest Earning Assets (1)	Interest Income (excluding PAA) *	Average Yield on Interest Earning Assets (excluding PAA) *	Average Interest Bearing Liabilities (2)	Economic Interest Expense * (2)	Average Economic Cost of Interest Bearing Liabilities * (2)	Economic Net Interest Income (excluding PAA) *	Net Interest Spread (excluding PAA) *
For the three months ended	(dollars in thousands)
September 30, 2026	$141,338,058	$1,925,907	5.45%	$129,667,247	$1,322,680	4.03%	$603,227	1.42%
September 30, 2025	$113,522,223	$1,550,887	5.46%	$103,994,302	$1,051,717	3.96%	$499,170	1.50%
For the nine months ended
September 30, 2026	$134,461,602	$5,466,422	5.42%	$123,691,127	$3,712,718	3.98%	$1,753,704	1.44%
September 30, 2025	$106,592,290	$4,295,322	5.37%	$97,090,093	$2,892,293	3.93%	$1,403,029	1.44%
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Net Interest Margin (excluding PAA)

	Interest Income (excluding PAA) *	TBA Dollar Roll Income (1)	Economic Interest Expense * (2)	Subtotal	Average Interest Earnings Assets (3)	Average TBA Contract Balances (3)	Subtotal	Net Interest Margin (excluding PAA) *
For the three months ended		(dollars in thousands)
September 30, 2026	$1,925,907	18,803	(1,322,680)	$622,030	$141,338,058	5,624,613	$146,962,671	1.69%
September 30, 2025	$1,550,887	9,019	(1,051,717)	$508,189	$113,522,223	6,356,708	$119,878,931	1.70%
For the nine months ended
September 30, 2026	$5,466,422	55,700	(3,712,718)	$1,809,404	$134,461,602	5,718,856	$140,180,458	1.72%
September 30, 2025	$4,295,322	27,546	(2,892,293)	$1,430,575	$106,592,290	5,733,408	$112,325,698	1.70%
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
Average Economic Cost of Interest Bearing Liabilities

	Average Interest Bearing Liabilities (1)	Interest Bearing Liabilities at Period End	Economic Interest Expense * (2)	Average Economic Cost of Interest Bearing Liabilities * (1)	Average One- Month Term SOFR	Average Six- Month Term SOFR	Average One-Month Term SOFR Relative to Average Six- Month Term SOFR	Average Economic Cost of Interest Bearing Liabilities Relative to Average One- Month Term SOFR	Average Economic Cost of Interest Bearing Liabilities Relative to Average Six-Month Term SOFR
For the three months ended	(dollars in thousands)
September 30, 2026	$129,667,247	$126,105,896	$1,322,680	4.03%	3.73%	3.96%	(0.23%)	0.30%	0.07%
September 30, 2025	$103,994,302	$105,994,980	$1,051,717	3.96%	4.29%	4.05%	0.24%	(0.33%)	(0.09%)
For the nine months ended	(dollars in thousands)
September 30, 2026	$123,691,127	$126,105,896	$3,712,718	3.98%	3.68%	3.77%	(0.09%)	0.30%	0.21%
September 30, 2025	$97,090,093	$105,994,980	$2,892,293	3.93%	4.31%	4.16%	0.15%	(0.38%)	(0.23%)
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

Economic interest expense increased by $271.0 million for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to higher repurchase agreement balances despite lower average rates, higher securitized debt balances, and an unfavorable change in the net interest component of interest rate swaps, which was $91.8 million for the three months ended September 30, 2026, compared to $191.9 million for the same period in 2025. These changes were partially offset by lower interest expense on lower U.S. Treasury securities sold, not yet purchased balances.
Economic interest expense increased by $820.4 million for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to higher repurchase agreement balances despite lower average rates, higher securitized debt balances, and an unfavorable change in the net interest component of interest rate swaps, which was $276.1 million for the nine

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
months ended September 30, 2026, compared to $569.1 million for the same period in 2025. These changes were partially offset by lower interest expense on lower U.S. Treasury securities sold, not yet purchased balances.
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
At September 30, 2026 and December 31, 2025, the majority of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Securities, residential mortgage loans, and MSR. All of our Residential Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and maintain the liquidity and strength of our balance sheet.

Other Income (Loss)
For the Three Months Ended September 30, 2026 and 2025

Net Gains (Losses) on Investments and Other
Net gains (losses) on disposal of investments was ($142.9) million for the three months ended September 30, 2026, compared to ($87.8) million for the same period in 2025. For the three months ended September 30, 2026, we disposed of Residential Securities with a carrying value of $4.5 billion for an aggregate net gain (loss) of ($90.3) million. For the same period in 2025, we disposed of Residential Securities with a carrying value of $1.3 billion for an aggregate net gain (loss) of $1.8 million. Realized gains (losses) on residential mortgage loans, including loans transferred or pledged to securitization vehicles, was ($27.3) million for the three months ended September 30, 2026, compared to ($11.5) million for the same period in 2025. Realized gains (losses) on participations issued were $11.4 million for the three months ended September 30, 2026, compared to ($21.0) million for the same period in 2025. Realized gains (losses) on U.S. Treasury securities sold, not yet purchased was zero for the three months ended September 30, 2026, compared to ($26.0) million for the same period in 2025. Realized gains (losses) on MSR were ($26.7) million for the three months ended September 30, 2026, compared to ($31.0) million for the same period in 2025.
Net unrealized gains (losses) on instruments measured at fair value through earnings was ($4.6) billion for the three months ended September 30, 2026, compared to $649.7 million for the same period in 2025, primarily due to unfavorable changes in unrealized gains (losses) on Agency MBS of ($5.1) billion, securitized residential whole loans of consolidated VIEs of ($925.7) million, residential whole loans of ($129.6) million, and non-Agency MBS of ($28.9) million, partially offset by favorable changes in residential securitized debt of consolidated VIEs of $817.2 million, MSR (including interests in MSR) of $135.0 million, and participations issued of $48.2 million.

Net Gains (Losses) on Derivatives
Net gains (losses) on interest rate swaps for the three months ended September 30, 2026 was $2.0 billion, compared to ($0.3) million for the same period in 2025, primarily attributable to favorable changes in unrealized gains (losses) on interest rate swaps and realized gains (losses) on termination or maturity of interest rate swaps, partially offset by an unfavorable change in net interest component of interest rate swaps. Unrealized gains (losses) on interest rate swaps was $1.9 billion for the three months ended September 30, 2026, compared to ($189.0) million for the same period in 2025. Realized gains (losses) on termination or maturity of interest rate swaps was $45.0 million for the three months ended September 30, 2026, compared to

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
($3.2) million for the same period in 2025, which reflected terminations or maturities of fixed-rate payer and receiver interest rate swaps with notional amounts of $16.2 billion and $1.0 billion, respectively, compared to our termination or maturity of fixed-rate payer and receiver interest rate swaps with notional amounts of $1.6 billion and $68.0 million, respectively, for the same period in 2025. Net interest component on interest rate swaps was $91.8 million for the three months ended September 30, 2026, compared to $191.9 million for the same period in 2025.
Net gains (losses) on other derivatives was $1.1 billion for the three months ended September 30, 2026, compared to ($92.1) million for the same period in 2025. The change in net gains (losses) on other derivatives was primarily due to favorable changes in net gains (losses) on futures, which was $1.4 billion for the three months ended September 30, 2026, compared to ($163.4) million for the same period in 2025, partially offset by unfavorable changes in net gains (losses) on TBA derivatives, which was ($360.5) million for the three months ended September 30, 2026, compared to $76.6 million for the same period in 2025, net gains (losses) on purchase commitments, which was ($24.2) million for the three months ended September 30, 2026, compared to ($5.3) million for the same period in 2025, and net gains (losses) on interest rate swaptions, which was ($1.1) million for the three months ended September 30, 2026, compared to zero for the same period in 2025.

Other, Net
Other, net includes brokerage and commission fees, due diligence costs, securitization expenses, interest on custodial balances, and items whose amounts, either individually or in the aggregate, would not, in the opinion of management, be meaningful to readers of the financial statements. Given the nature of certain components of this line item, balances may fluctuate from period to period. Other, net for the three months ended September 30, 2026 was $16.9 million, compared to $14.0 million for the same period in 2025, primarily attributable to an increase in interest on custodial balances, income from interests in MSR, conduit transaction fees, advisory income, other interest, and a decrease in MSR financing expenses, partially offset by a decrease in earnings from unconsolidated joint ventures, an increase in trading activity related expenses, an increase in securitization-related costs, and a decrease in net interest on initial margin related to interest rate swaps.

For the Nine Months Ended September 30, 2026 and 2025

Net Gains (Losses) on Investments and Other
Net gains (losses) on disposal of investments and other was ($260.7) million for the nine months ended September 30, 2026, compared to ($220.7) million for the same period in 2025. For the nine months ended September 30, 2026, we disposed of Residential Securities with a carrying value of $12.7 billion for an aggregate net gain (loss) of ($71.9) million. For the same period in 2025, we disposed of Residential Securities with a carrying value of $9.7 billion for an aggregate net gain (loss) of ($78.6) million. Realized gains (losses) on residential mortgage loans, including loans transferred or pledged to securitization vehicles, was ($95.5) million for the nine months ended September 30, 2026, compared to ($35.8) million for the same period in 2025. Realized gains (losses) on MSR were ($97.0) million for the nine months ended September 30, 2026, compared to ($80.3) million for the same period in 2025. Realized gains (losses) on participations issued were ($4.9) million for the nine months ended September 30, 2026, compared to ($41.3) million for the same period in 2025.
Net unrealized gains (losses) on instruments measured at fair value through earnings was ($5.5) billion for the nine months ended September 30, 2026, compared to $1.7 billion for the same period in 2025, primarily due to unfavorable changes on Agency MBS of ($7.2) billion, securitized residential whole loans of consolidated VIEs of ($1.3) billion, residential whole loans of ($175.6) million, and non-Agency MBS of ($46.6) million, partially offset by favorable changes in securitized debt of consolidated VIEs of $1.3 billion, MSR (including interests in MSR) of $106.6 million, U.S. Treasury securities sold, not yet purchased of $95.3 million, participations issued of $67.1 million, and CRT securities of $18.6 million.

Net Gains (Losses) on Derivatives
Net gains (losses) on interest rate swaps for the nine months ended September 30, 2026 was $2.9 billion, compared to $(944.4) million for the same period in 2025, primarily attributable to favorable changes in unrealized gains (losses) on interest rate swaps and realized gains (losses) on termination or maturity of interest rate swaps, partially offset by an unfavorable change in net interest component of interest rate swaps. Unrealized gains (losses) on interest rate swaps was $2.6 billion for the nine months ended September 30, 2026, compared to ($1.4) billion for the same period in 2025. Realized gains (losses) on termination of interest rate swaps was $39.2 million for the nine months ended September 30, 2026, compared to ($78.8) million for the same period in 2025, which reflected our termination or maturity of fixed-rate payer and receiver interest rate swaps with notional amounts of $21.3 billion and $1.0 billion, respectively, compared to fixed-rate payer and receiver interest rate swaps with notional amounts of $17.1 billion and $3.2 billion, respectively, for the same period in 2025. Net interest

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
component on interest rate swaps was $276.1 million for the nine months ended September 30, 2026, compared to $569.1 million for the same period in 2025.
Net gains (losses) on other derivatives was $1.2 billion for the nine months ended September 30, 2026, compared to ($514.5) million for the same period in 2025. The change in net gains (losses) on other derivatives was primarily due to favorable changes in net gains (losses) on futures, which was $1.6 billion for the nine months ended September 30, 2026, compared to ($636.2) million for the same period in 2025, and net gains (losses) on interest rate swaptions, which was $21.1 million for the nine months ended September 30, 2026, compared to ($9.2) million for the same period in 2025, partially offset by unfavorable changes in net gains (losses) on TBA derivatives, which was ($468.9) million for the nine months ended September 30, 2026, compared to $123.8 million for the same period in 2025, and net gains (losses) on purchase commitments, which was ($17.0) million for the nine months ended September 30, 2026, compared to $7.2 million for the same period in 2025.

Other, Net
Other, net for the nine months ended September 30, 2026 was $39.7 million, compared to $37.2 million for the same period in 2025, primarily attributable to an increase in income from interests in MSR, interest on custodial balances, advisory income, conduit transaction fees, other interest, partially offset by an increase in trading activity related expenses, a decrease in earnings from unconsolidated joint ventures, an increase in securitization-related costs, an increase in MSR financing expenses, and a decrease in net interest on initial margin related to interest rate swaps.

General and Administrative Expenses
General and administrative (“G&A”) expenses consist of compensation and other expenses. The following table shows our total G&A expenses as compared to average total assets and average equity for the periods presented.
G&A Expenses and Operating Expense Ratios

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the three months ended	(dollars in thousands)
September 30, 2026	$53,206	0.15%	1.29%
September 30, 2025	$50,340	0.17%	1.41%
For the nine months ended
September 30, 2026	$163,959	0.16%	1.34%
September 30, 2025	$148,422	0.18%	1.46%

G&A expenses were $53.2 million for the three months ended September 30, 2026, an increase of $2.9 million compared to the same period in 2025, and $164.0 million for the nine months ended September 30, 2026, an increase of $15.5 million compared to the same period in 2025. The changes in both comparative periods were primarily due to increases in compensation expenses.

Return on Average Equity
The following table shows the components of our annualized return on average equity for the periods presented.
Components of Annualized Return on Average Equity

	Economic Net Interest Income/ Average Equity (1)	Net Servicing Income/Average Equity	Other Income (Loss)/Average Equity (2)	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the three months ended
September 30, 2026	15.46%	3.80%	(41.92%)	(1.29%)	(0.40%)	(24.35%)
September 30, 2025	13.14%	3.55%	8.19%	(1.41%)	0.22%	23.69%
For the nine months ended
September 30, 2026	14.37%	3.72%	(15.61%)	(1.34%)	(0.18%)	0.96%
September 30, 2025	13.15%	3.73%	(5.25%)	(1.46%)	(0.01%)	10.16%
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

	September 30, 2026	December 31, 2025
	(dollars in thousands)
Unrealized gain	$1,594	$5,704
Unrealized loss	(797,400)	(494,270)
Accumulated other comprehensive income (loss)	$(795,806)	$(488,566)

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
The fair value of these securities being less than amortized cost at September 30, 2026 is solely due to market conditions and not the quality of the assets. Substantially all of the Agency MBS have an actual or implied credit rating that is the same as that of the U.S. government. The investments do not require an allowance for credit losses because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal and interest amounts of the securities by the respective issuing Agency.

Financial Condition
Total assets were $146.1 billion and $135.6 billion at September 30, 2026 and December 31, 2025, respectively. The change was primarily due to increases in securitized residential whole loans of consolidated VIEs of $10.4 billion, residential mortgage loans of $1.8 billion, derivative assets of $1.1 billion, receivables for unsettled trades of $704.1 million, MSR and interests in MSR of $635.7 million, and cash and cash equivalents of $143.1 million, partially offset by decreases in securities of $4.4 billion, and principal and interest receivable of $44.4 million. Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class were as follows at September 30, 2026.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Agency MBS	Residential Credit (1)	MSR	Total
Assets	(dollars in thousands)
Fair value	$85,294,151	$50,932,981	$4,310,173	$140,537,305
Implied market value of derivatives (2)	6,488,723	—	—	6,488,723
Debt
Repurchase agreements	78,524,363	7,000,702	—	85,525,065
Implied cost basis of derivatives (2)	6,710,766	—	—	6,710,766
Other secured financing	—	—	1,125,000	1,125,000
Debt issued by securitization vehicles	—	38,380,269	—	38,380,269
Participations issued	—	2,200,562	—	2,200,562
Net forward purchases	345,152	15,253	42,641	403,046
Other
Net other assets / liabilities	2,516,727	399,164	297,175	3,213,066
Net equity allocated	$8,719,320	$3,735,359	$3,439,707	$15,894,386

Net equity allocated (%)	55%	23%	22%	100%
Debt/net equity ratio (3)	9.0:1	12.7:1	0.3:1	8.0:1

(1) Fair value includes residential loans held for sale, commercial assets and liabilities and assets and liabilities associated with non-controlling interests.
(2) Derivatives include TBA contracts under Agency MBS.
(3) Represents the debt/net equity ratio as determined using amounts in the Consolidated Statements of Financial Condition.

Residential Securities
Substantially all of our Agency MBS at September 30, 2026 and December 31, 2025 were backed by single-family residential mortgage loans and were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Fannie Mae, Freddie Mac or Ginnie Mae pass through certificates or CMOs, which have an actual or implied credit rating that is the same as that of the U.S. government. We carry all of our Agency MBS at fair value in the Consolidated Statements of Financial Condition.
We accrete discount balances as an increase to interest income over the expected life of the related interest earning assets and we amortize premium balances as a decrease to interest income over the expected life of the related interest earning assets. At September 30, 2026 and December 31, 2025 we had in our Consolidated Statements of Financial Condition a total of $1.4 billion and $1.2 billion, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Securities acquired at a price below principal value) and a total of $3.0 billion and $2.9 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Residential Securities acquired at a price above principal value).
The weighted average experienced prepayment speed on our Agency MBS portfolio for the three months ended September 30, 2026 and 2025 was 9.6% and 8.6%, respectively, and for the nine months ended September 30, 2026 and 2025 was 10.5% and 8.1%, respectively. The weighted average projected long-term prepayment speed on our Agency MBS portfolio as of September 30, 2026 and 2025 was 8.6% and 10.4%, respectively.
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

The following table presents our Residential Securities that were carried at fair value at September 30, 2026 and December 31, 2025.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	September 30, 2026	December 31, 2025
	Estimated Fair Value
Agency
Fixed-rate pass-through	$76,899,508	$81,981,650
Adjustable-rate pass-through	149,307	119,052
CMO	2,076	2,640
Interest-only	548,958	614,068
Multifamily	7,694,302	6,911,244
Total agency securities	$85,294,151	$89,628,654
Residential credit
Credit risk transfer	$69	$213,800
Non-QM	454,371	336,152
Prime	244,775	114,275
SBC	147,010	176,978
NPL/RPL	451,080	447,817
RTL	106,232	192,626
Prime jumbo (>= 2010 vintage)	200,058	177,328
Total residential credit securities	$1,603,595	$1,658,976
Total Residential Securities	$86,897,746	$91,287,630

The following table summarizes certain characteristics of our Residential Securities (excluding interest-only mortgage-backed securities) and interest-only mortgage-backed securities at September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
Residential Securities (1)	(dollars in thousands)
Principal amount	$90,803,750	$89,265,062
Net premium	130,527	324,222
Amortized cost	90,934,277	89,589,284
Amortized cost / principal amount	100.14%	100.36%
Carrying value	85,644,793	89,984,622
Carrying value / principal amount	94.32%	100.81%
Weighted average coupon rate	5.11%	5.14%
Weighted average yield	5.06%	5.02%
Adjustable-rate Residential Securities (1)
Principal amount	$203,901	$376,967
Weighted average coupon rate	5.64%	7.53%
Weighted average yield	4.78%	6.81%
Weighted average term to next adjustment (2)	30 Months	6 Months
Weighted average lifetime cap (3)	9.50%	9.47%
Principal amount at period end as % of total residential securities	0.22%	0.42%
Fixed-rate Residential Securities (1)
Principal amount	$90,599,849	$88,888,095
Weighted average coupon rate	5.11%	5.13%
Weighted average yield	5.06%	5.02%
Principal amount at period end as % of total residential securities	99.78%	99.58%
Interest-only Residential Securities
Notional amount	$66,922,860	$54,177,136
Net premium	1,448,966	1,374,493
Amortized cost	1,448,966	1,374,493
Amortized cost / notional amount	2.17%	2.54%
Carrying value	1,252,953	1,303,008
Carrying value / notional amount	1.87%	2.41%
Weighted average coupon rate	0.45%	0.49%
Weighted average yield	6.33%	5.42%
(1) Excludes interest-only MBS. (2) Excludes non-Agency MBS and CRT securities. (3) Excludes non-Agency MBS and CRT securities as this attribute is not applicable to these asset classes.

The following tables summarize certain characteristics of our Residential Credit portfolio at September 30, 2026.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

		Payment Structure		Investment Characteristics (1)
Product	Estimated Fair Value	Senior	Subordinate	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR (2)
(dollars in thousands)
Credit risk transfer	$69	$—	$69	3.80%	7.97%	0.86%	6.38%
Non-QM	454,371	—	454,371	6.96%	6.86%	3.49%	15.19%
Prime	244,775	195,508	49,267	6.14%	17.92%	0.79%	13.80%
SBC	147,010	15,360	131,650	6.84%	24.42%	10.32%	26.94%
NPL/RPL	451,080	45,754	405,326	7.09%	20.30%	44.78%	9.29%
RTL	106,232	51,226	55,006	7.08%	17.49%	7.21%	52.85%
Prime jumbo (>=2010 vintage)	200,058	104,437	95,621	5.25%	1.12%	0.73%	6.89%
Total/weighted average	$1,603,595	$412,285	$1,191,310	6.74%	14.58%	16.32%	16.73%

(1) Investment characteristics exclude the impact of interest-only securities. (2) Represents the 3 month voluntary prepayment rate (“VPR”).

	Bond Coupon
Product	ARM	Fixed	Floater	Interest-Only	Estimated Fair Value
	(dollars in thousands)
Credit risk transfer	$—	$—	$69	$—	$69
Non-QM	1,307	453,064	—	—	454,371
Prime	—	212,194	—	32,581	244,775
SBC	—	141,140	5,870	—	147,010
NPL/RPL	—	441,456	9,589	35	451,080
RTL	—	106,232	—	—	106,232
Prime jumbo (>=2010 vintage)	—	76,817	18,804	104,437	200,058
Total	$1,307	$1,430,903	$34,332	$137,053	$1,603,595

Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations at September 30, 2026. The table does not include the effect of net interest rate payments on our interest rate swap agreements. The net swap payments will fluctuate based on monthly changes in the receive rate. At September 30, 2026, the interest rate swaps had a net fair value of $71.5 million.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$85,181,544	$343,521	$—	$—	$85,525,065
Interest expense on repurchase agreements (1)	313,103	9,138	—	—	322,241
Other secured financing	625,000	500,000	—	—	1,125,000
Interest expense on other secured financing (1)	51,016	3,765	—	—	54,781
Debt issued by securitization vehicles (principal)	—	—	—	39,605,157	39,605,157
Interest expense on debt issued by securitization vehicles	2,248,827	4,497,654	4,497,654	69,198,323	80,442,458
Participations issued (principal)	—	—	—	2,192,635	2,192,635
Interest expense on participations issued	147,331	294,662	294,662	3,662,176	4,398,831
Long-term operating lease obligations	1,809	8,472	8,856	47,852	66,989
Total	$88,568,630	$5,657,212	$4,801,172	$114,706,143	$213,733,157

(1) Interest expense on repurchase agreements and other secured financing calculated based on rates at September 30, 2026.
In the coming periods, we expect to continue to finance our Residential Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use securitization structures, credit facilities, or other term financing structures to finance certain of our assets. During the nine months ended September 30, 2026, we received $8.1 billion from principal repayments and $12.3 billion in cash from disposal of Securities. During the nine months ended September 30, 2025, we received $5.9 billion from principal repayments and $11.7 billion in cash from disposal of Securities.

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

Stockholders’ Equity
The following table provides a summary of total stockholders’ equity at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Stockholders’ equity	(dollars in thousands)
6.95% Series F fixed-to-floating rate cumulative redeemable preferred stock	$696,910	$696,910
6.50% Series G fixed-to-floating rate cumulative redeemable preferred stock	411,335	411,335
6.75% Series I fixed-to-floating rate cumulative redeemable preferred stock	428,324	428,324
8.875% Series J fixed-rate cumulative redeemable preferred stock	265,911	265,911
Common stock	7,847	7,070
Additional paid-in capital	29,654,134	27,927,113
Accumulated other comprehensive income (loss)	(795,806)	(488,566)
Accumulated deficit	(14,848,732)	(13,157,325)
Total stockholders’ equity	$15,819,923	$16,090,772

Capital Stock
Common Stock
In January 2025, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding shares of common stock through December 31, 2029 (the “Common Stock Repurchase Program”). During the three and nine months ended September 30, 2026 and 2025, no shares were repurchased under the Common Stock Repurchase Program.

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
On December 22, 2025, we entered into separate Distribution Agency Agreements (collectively, the “Sales Agreements”) with each of the Sales Agents, which terminated and replaced the Prior Sales Agreements. Under the terms of the Sales Agreements, we may offer and sell shares of our common stock, having an aggregate offering price of up to $2.5 billion, from time to time through any of the Sales Agents (the "Current At-The-Market Sales Program" and, together with the 2024 At-The-Market Sales Program and the Prior At-The-Market Sales Program, the "at-the-market sales program").
During the three and nine months ended September 30, 2026, under the at-the-market sales program, we issued 34.1 million and 76.7 million shares for proceeds of $757.7 million and $1.7 billion, respectively, each net of commissions and fees. During the three and nine months ended September 30, 2025, under the at-the-market sales program, we issued 39.0 million and 102.0 million shares for proceeds of $823.3 million and $2.1 billion, respectively, each net of commissions and fees. Refer to the “Capital Stock” Note located within Item 1 for additional information related to the at-the-market sales program.

Preferred Stock
On December 31, 2024, the Board approved a repurchase plan for all of our existing outstanding Fixed-to-Floating Rate Preferred Stock (as defined below) (the “Preferred Stock Repurchase Program”). Under the terms of the Preferred Stock Repurchase Program, we are authorized to repurchase up to an aggregate of 63,500,000 shares of Fixed-to-Floating Rate Preferred Stock, comprised of up to (i) 28,800,000 shares of our 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), (ii) 17,000,000 shares of our 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series G Preferred Stock”), and (iii) 17,700,000 shares of our 6.75% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”, and together with Series F Preferred Stock and Series G Preferred Stock, the “Fixed-to-Floating Rate Preferred Stock”). The aggregate liquidation value of the Fixed-to-Floating Rate Preferred Stock that may be repurchased by us pursuant to the Preferred Stock Repurchase Program, as of September 30, 2026, was approximately $1.6 billion.
On October 1, 2026, we redeemed all 17,700,000 shares of our issued and outstanding Series I Preferred Stock, par value $0.01 per share, at $25.00 per share, or approximately $443 million in aggregate, plus accrued and unpaid dividends to, but excluding, the redemption date. As of October 2, 2026, no shares of Series I Preferred Stock were authorized, issued and outstanding. Refer to the “Subsequent Events” Note for further information.
The Preferred Stock Repurchase Program became effective on January 1, 2025 and will expire on December 31, 2029. During the three and nine months ended September 30, 2026 and 2025, no shares were repurchased under the Preferred Stock Repurchase Program.
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
Our GAAP leverage ratio at September 30, 2026 and December 31, 2025 was 8.0:1 and 7.2:1, respectively. Our economic leverage ratio, which is computed as the sum of Recourse Debt, cost basis of TBA derivatives outstanding, and net forward purchases (sales) of investments divided by total equity was 5.9:1 and 5.6:1, at September 30, 2026 and December 31, 2025,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
respectively. Our GAAP capital ratio at September 30, 2026 and December 31, 2025 was 10.9% and 11.9%, respectively. Our economic capital ratio, which represents our ratio of stockholders’ equity to total economic assets (inclusive of the implied market value of TBA derivatives and net of debt issued by securitization vehicles (excluding structured repurchase transactions) and participations issued), was 14.2% and 14.9% at September 30, 2026 and December 31, 2025, respectively. Economic leverage ratio and economic capital ratio are non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section for additional information, including reconciliations to their most directly comparable GAAP results.

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
To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At September 30, 2026 and December 31, 2025, the weighted average days to maturity was 30 days and 35 days, respectively.
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
At September 30, 2026, we had total financial assets and cash pledged against existing liabilities of $87.9 billion. The weighted average haircut was approximately 3% on repurchase agreements. The quality and character of the Residential Securities that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change at September 30, 2026, compared to the same period in 2025, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the three months ended September 30, 2026.
The following table presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
For the three months ended	(dollars in thousands)
September 30, 2026	$89,739,662	$85,525,065	$1,332,383	$32,425
June 30, 2026	87,168,880	86,895,874	809,749	33,047
March 31, 2026	85,534,029	85,068,102	1,089,100	33,524
December 31, 2025	82,756,418	81,865,723	2,580,095	34,389
September 30, 2025	74,041,222	75,118,963	3,871,747	35,004
June 30, 2025	67,699,628	66,541,378	3,434,050	—
March 31, 2025	66,724,268	61,659,460	2,721,386	—
December 31, 2024	68,092,016	65,688,923	2,778,970	—
September 30, 2024	67,092,629	64,310,276	3,041,120	—
Our committed facility warehouse lines provide financing for our MSR portfolio for liquidity purposes. We maintain a conservative approach to these facilities, generally over-collateralizing the lines against margin calls.
The following table provides information on our repurchase agreements and other secured financing by maturity date at September 30, 2026. The weighted average remaining maturity on our repurchase agreements and other secured financing was 33 days at September 30, 2026:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	September 30, 2026
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$33,650,000	3.97%	38.9%
2 to 29 days	23,061,930	4.01%	26.6%
30 to 59 days	20,972,454	4.08%	24.2%
60 to 89 days	4,267,197	4.40%	4.9%
90 to 119 days	1,027,952	5.63%	1.2%
Over 119 days (1)	3,670,532	5.51%	4.2%
Total	$86,650,065	4.11%	100.0%

(1) Less than 1% of the total repurchase agreements and other secured financing had a remaining maturity over 1 year.
We also finance our investments in residential mortgage loans through the issuance of securitization transactions sponsored by our wholly-owned subsidiary Onslow Bay Financial LLC (“Onslow Bay”) under the Onslow Bay private-label securitization program. Securitization serves as term, non-mark to market financing on our GAAP portfolio. As of September 30, 2026, Onslow Bay has $38.1 billion of securitized debt outstanding at an average financing rate of 5.35%.
During the third quarter, Onslow Bay securitized $7.4 billion with an average cost of funds of 6.00%. Onslow Bay is active in calling and re-levering securitizations, which allows us to increase our advance rates and reset our cost of funds for seasoned collateral to current market rates, exemplified by OBX 2026-R3, which was issued during the quarter.
During the quarter, we renewed or extended existing facilities for our Onslow Bay loan platform to maintain financing optionality while reducing pricing.
The following table presents our outstanding debt balances and associated weighted average rates and days to maturity at September 30, 2026:

		Weighted Average Rate (1)
	Principal Balance	As of Period End	For the Quarter	Weighted Average Days to Maturity (2)
	(dollars in thousands)
Repurchase agreements	$85,525,065	4.08%	3.87%	30
Other secured financing	1,125,000	6.35%	6.29%	278
Debt issued by securitization vehicles (3)	39,605,157	5.30%	5.35%	12,878
Participations issued (3)	2,192,635	6.55%	6.15%	10,898
Total indebtedness	$128,447,857

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
Assets are considered encumbered if pledged as collateral against an existing liability, and therefore are no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets at September 30, 2026:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Encumbered Assets	Unencumbered Assets	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,770,343	$410,551	$2,180,894
Reverse repurchase agreements (1)	32,425	—	32,425
Investments, at carrying value (2)
Agency mortgage-backed securities	81,169,240	3,810,980	84,980,220
Credit risk transfer securities	—	69	69
Non-agency mortgage-backed securities	966,891	626,722	1,593,613
Residential mortgage loans (3)	48,250,157	1,079,229	49,329,386
MSR	3,478,379	721,444	4,199,823
Interests in MSR	—	110,350	110,350
Other assets (4)	—	129,045	129,045
Total financial assets	$135,667,435	$6,888,390	$142,555,825

(1) The collateral received in connection with reverse repurchase agreements was repledged as of September 30, 2026.
(2) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported in the Consolidated Statements of Financial Condition.
(3) Includes assets transferred or pledged to securitization vehicles.
(4) Includes real estate investments.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is also considered and is subject to certain parameters. The composition is monitored for concentration risk, including in respect of our deposits of our cash and cash equivalents, and asset type. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets at September 30, 2026:

Carrying Value (1)
Liquid assets	(dollars in thousands)
Cash and cash equivalents	$2,180,894
Residential Securities (2)	86,573,867
Residential mortgage loans (3)	6,869,820
Total liquid assets	$95,624,581
Percentage of liquid assets to carrying amount of encumbered and unencumbered financial assets (4)	95.55%
(1) Carrying value approximates the market value of assets. The assets listed in this table include $87.9 billion of assets that have been pledged as collateral against existing liabilities at September 30, 2026. Please refer to the Encumbered and Unencumbered Assets table for related information.
(2) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported in the Consolidated Statements of Financial Condition.
(3) Excludes securitized residential mortgage loans transferred or pledged to consolidated VIEs carried at fair value of $42.5 billion.
(4) Denominator is computed based on the carrying amount of encumbered and unencumbered financial assets, excluding assets transferred or pledged to securitization vehicles, of $42.5 billion.

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
The interest rate sensitivity of our assets and liabilities in the following table at September 30, 2026 could vary substantially based on actual prepayment experience.

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$2,180,894	$—	$—	$—	$2,180,894
Reverse repurchase agreements	—	—	—	32,425	32,425
Agency mortgage-backed securities (principal)	1	85	15,154	89,230,523	89,245,763
Residential credit risk transfer securities (principal)	—	70	—	—	70
Non-agency mortgage-backed securities (principal)	164,086	73,463	463,679	856,689	1,557,917
Commercial mortgage-backed securities (principal)	—	—	—	—	—
Total securities	164,087	73,618	478,833	90,087,212	90,803,750
Loans (principal)	4,732	54,581	7,626	6,742,091	6,809,030
Assets transferred or pledged to securitization vehicles (principal)	—	—	—	43,160,375	43,160,375
Total financial assets - maturity	2,349,713	128,199	486,459	140,022,103	142,986,474
Effect of utilizing reset dates (1)	46,013,584	594,642	1,354,622	(47,962,848)	—
Total financial assets - interest rate sensitive	$48,363,297	$722,841	$1,841,081	$92,059,255	$142,986,474
Financial liabilities
Repurchase agreements	$81,951,581	$3,229,963	$343,521	$—	$85,525,065
Debt issued by securitization vehicles (principal)	—	—	—	39,605,157	39,605,157
Participations issued (principal)	2,051,376	676	763	139,820	2,192,635
Total financial liabilities - maturity	84,002,957	3,230,639	344,284	39,744,977	127,322,857
Effect of utilizing reset dates (1)(2)	(53,249,661)	3,643,579	12,946,979	36,659,103	—
Total financial liabilities - interest rate sensitive	$30,753,296	$6,874,218	$13,291,263	$76,404,080	$127,322,857

Maturity gap	$(81,653,244)	$(3,102,440)	$142,175	$100,277,126	$15,663,617

Cumulative maturity gap	$(81,653,244)	$(84,755,684)	$(84,613,509)	$15,663,617

Interest rate sensitivity gap	$17,610,001	$(6,151,377)	$(11,450,182)	$15,655,175	$15,663,617

Cumulative rate sensitivity gap	$17,610,001	$11,458,624	$8,442	$15,663,617

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
We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The net interest income simulations incorporate the interest expense effect of rate resets on liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. The following table presents estimates at September 30, 2026. Actual results could differ materially from these estimates.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Change in Interest Rate (1)	Estimated Percentage Change in Portfolio Value (2)	Estimated Change as a % on NAV (2)(3)	Projected Percentage Change in Economic Net Interest Income (4)
-75 Basis points	0.4%	3.4%	7.2%
-50 Basis points	0.4%	2.7%	5.1%
-25 Basis points	0.2%	1.6%	2.8%
+25 Basis points	(0.2%)	(1.8%)	(3.0%)
+50 Basis points	(0.5%)	(3.7%)	(6.1%)
+75 Basis points	(0.8%)	(5.8%)	(9.2%)
MBS Spread Shock (1)	Estimated Change in Portfolio Market Value (2)	Estimated Change as a % on NAV (2)(3)
-25 Basis points	1.4%	10.4%
-15 Basis points	0.8%	6.2%
-5 Basis points	0.3%	2.1%
+5 Basis points	(0.3%)	(2.0%)
+15 Basis points	(0.8%)	(6.1%)
+25 Basis points	(1.3%)	(10.1%)
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
Our portfolio composition, based on balance sheet values, at September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026	December 31, 2025
Category
Agency mortgage-backed securities	60.6%	67.8%
Credit risk transfer securities	0.1%	0.2%
Non-agency mortgage-backed securities	1.1%	1.1%
Residential mortgage loans (1)	35.1%	28.1%
Mortgage servicing rights (2)	3.1%	2.8%
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
We monitor our exposure to counterparties across several dimensions including by type of arrangement, collateral type, counterparty type, ratings and geography. Additionally, ALCO has oversight of our counterparty exposure. The following table summarizes our exposure to counterparties by geography at September 30, 2026:

	Number of Counterparties	Secured Financing (1)	Interest Rate Swaps at Fair Value	Exposure (2)
Geography	(dollars in thousands)
North America	23	$68,724,812	$49,602	$5,189,901
Europe	11	13,762,950	21,875	1,589,033
Japan	4	4,162,303	—	953,897
Total	38	$86,650,065	$71,477	$7,732,831

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
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

Average Yield on Interest Earning Assets and Average Yield on Interest Earning Assets (excluding PAA)
Average yield on interest earning assets represents annualized interest income divided by average interest earning assets. Average interest earning assets reflects the average amortized cost of our investments during the period. Average yield on interest earning assets (excluding PAA) is a non-GAAP financial measure that is calculated using annualized interest income (excluding PAA).

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
There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2026, we were not party to any pending material legal proceedings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2025, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding common shares through December 31, 2029 (the “Current Common Stock Repurchase Program”). No shares were repurchased with respect to this share repurchase program during the quarter ended September 30, 2026. As of September 30, 2026, the maximum dollar value of shares that may yet be repurchased under this program was $1.5 billion.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2026, no director or officer of the Company adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibits:

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

Exhibit Number	Exhibit Description

3.1
Articles Supplementary, filed with the State Department of Assessments and Taxation of the State of Maryland, effective October 2, 2026 (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed October 2, 2026).

31.1
Certification of David L. Finkelstein, Chief Executive Officer and Co-Chief Investment Officer (Principal Executive Officer) of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of Serena Wolfe, Chief Financial Officer (Principal Financial Officer) of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1
Certification of David L. Finkelstein, Chief Executive Officer and Co-Chief Investment Officer (Principal Executive Officer) of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †*

32.2
Certification of Serena Wolfe, Chief Financial Officer (Principal Financial Officer) of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †*

101.INS XBRL
The instance document does not appear in the interactive data file because its Extensible Business Reporting Language (XBRL) tags are embedded within the Inline XBRL document. The following documents are formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition at September 30, 2026 (Unaudited) and December 31, 2025 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2025); (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and nine months ended September 30, 2026 and 2025; (iii) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2026 and 2025; (iv) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2026 and 2025; and (v) Notes to Consolidated Financial Statements (Unaudited).

101.SCH XBRL	Taxonomy Extension Schema Document †
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document †
101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created †
101.LAB XBRL	Taxonomy Extension Label Linkbase Document †
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document †
104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (formatted in Inline XBRL and contained in Exhibit 101).
† Submitted electronically herewith.
* Furnished herewith.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNALY CAPITAL MANAGEMENT, INC.

Dated:	October 28, 2026	By: /s/ David L. Finkelstein
David L. Finkelstein
Chief Executive Officer, Co-Chief Investment Officer and Director (Principal Executive Officer)

Dated:	October 28, 2026	By: /s/ Serena Wolfe
Serena Wolfe
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-1